Form 10-Q
period 2022-06-30
Forza X1, Inc.
filed 2022-08-25
CIK 1901305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-40623

FORZA X1, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3159685
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3101 S. US-1 Ft. Pierce, Florida	34982
(Address of Principal Executive Offices)	(Zip Code)

(772) 429-2525

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FRZA	The Nasdaq Stock Market, LLC (The Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ Registrant became subject to such filing requirements on August 11, 2022.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 24, 2022, there were 7,000,000 shares of Common Stock, $0.001 par value per share, outstanding.

FORZA X1, INC.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on assumptions that we have made in light of our industry experience and our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties (many of which are beyond our control), and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual operating and financial performance and cause our performance to differ materially from the performance anticipated in the forward-looking statements. We believe these factors include, but are not limited to, those described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of these assumptions prove incorrect, our actual operating and financial performance may vary in material respects from the performance projected in these forward-looking statements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.

As a result of these and other factors, we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

Summary Risk Factors

The following is a summary of the key risks relating to the Company. A more detailed description of each of these risks can be found below in Part II—Item 1A. “Risk Factors.”

Summary of Risks Associated with Our Business

●	We are a start-up entity and expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our limited operating history makes it difficult for us to evaluate our future business prospects.

●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.

●	Our distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

●	We may be unable to adequately control the capital expenditures and costs associated with our business and operations.

●	We may not be able to commence production of our electric boats as planned.

●	We may not receive anticipated grant funding.

●	We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles.

●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

●	We have a large fixed cost base that will affect our profitability if our sales decrease.

●	Interest rates and energy prices affect product sales.

●	A significant number of our shares of outstanding common stock is currently owned by a single stockholder, and it may therefore be able to substantially control our management and affairs after this offering.

●	Our business may be materially affected by the COVID-19 Outbreak.

●	Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

●	Our success depends, in part, upon the ability of our customers to access to third-party consumer financing.

●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.

●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation

●	Our industry is characterized by intense competition, which affects our sales and profits.

●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our boats or increase our operating costs.

●	If we experience delays in the development of our fully electric sport boat, fail to bring the FX1 to market as and when planned or if it fails to gain market acceptance, our bottom line will suffer.

●	Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

●	We may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

●	Demand in the powerboat industry is highly volatile.

●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$258,391	$1,803,285
Inventories	16,831	—
Prepaid expenses and other current assets	33,271	88,477
Total Current Assets	308,493	1,891,762

Deferred offering costs	247,129	105,500
Property and equipment, net	378,382	235,565
Total Assets	$934,004	$2,232,827

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$5,442	$13,333
Accrued liabilities	41,524	35,128
Due to Parent	11,164	641,917
Total Current Liabilities	58,130	690,378

Total Liabilities	58,130	690,378

Commitments and contingencies (Note 5)

Stockholder’s Equity:
Common stock: 25,000,000 authorized; $0.001 par value; 7,000,000 shares issued and outstanding	7,000	7,000
Additional paid-in capital	2,493,000	1,993,000
Accumulated deficit	(1,624,126)	(457,551)
Total Stockholder’s Equity	875,874	1,542,449

Total Liabilities and Stockholder’s Equity	$934,004	$2,232,827

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net sales	$—	$—	$—	$—
Cost of products sold	13,012	—	24,090	—
Gross (loss) profit	(13,012)	—	(24,090)	—

Operating expenses:
Selling, general and administrative	63,941	17,550	141,806	35,100
Salaries and wages	296,863	—	479,149	—
Research and development	218,769	—	434,439	—
Professional fees	16,532	—	35,610	—
Depreciation	11,335	—	19,072	—
Total operating expenses	607,440	17,550	1,110,076	35,100
Loss from operations	(620,452)	(17,550)	(1,134,166)	(35,100)

Other (expense) income:
Interest expense	(257)	(3,555)	(858)	(5,197)
Interest income	8	—	31	—
Gain from insurance recovery	—	130,000	—	130,000
Loss on disposal of asset	(31,582)	(190,252)	(31,582)	(190,252)
Total other expenses	(31,831)	(63,807)	(32,409)	(65,449)

Net loss	$(652,283)	$(81,357)	$(1,166,575)	$(100,549)
Basic and diluted loss per common share	$(0.09)	$(0.01)	$(0.17)	$(0.01)

Weighted average common shares outstanding basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholder’s Equity
(Unaudited)

For the Three and Six Months Ended June 30, 2021

			Additional		Total
	Common Stock		Paid-in	(Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit)	Equity
Predecessor Balance, January 1, 2021	—	$—	$—	$—	$—
Net loss for the period	—	—	—	(19,192)	(19,192)
Predecessor Balance, March 31, 2021	—	—	—	(19,192)	(19,192)
Net loss for the period	—	—	—	(81,357)	(81,357)
Predecessor Balance, June 30, 2021	—	$—	$—	$(100,549)	$(100,549)

For the Three and Six Months Ended June 30, 2022

			Additional		Total
	Common Stock		Paid-in	(Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit)	Equity
Successor Balance, January 1, 2022	7,000,000	$7,000	$1,993,000	$(457,551)	$1,542,449
Net loss	—	—	—	(514,292)	(514,292)
Successor Balance, March 31, 2022	7,000,000	7,000	1,993,000	(971,843)	1,028,157
Capital contributions from parent	—	—	500,000	—	500,000
Net loss	—	—	—	(652,283)	(652,283)
Successor Balance, June 30, 2022	7,000,000	$7,000	$2,493,000	$(1,624,126)	$875,874

The accompanying notes are an integral part of these unaudited financial statements

FORZA X1, INC.
Condensed Statement of Cash Flows
(Unaudited)

	Successor Company	Predecessor Company
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Cash Flows From Operating Activities
Net loss	$(1,166,575)	$(100,549)
Adjustments to reconcile net loss:
Depreciation	14,267	—
Loss on disposal of assets	31,582	190,252
Inventories	(16,831)	—
Prepaid expenses and other current assets	55,206	—
Accounts payable	(7,891)	—
Accrued liabilities	6,396	—
Net cash used in operating activities	(1,083,846)	89,703

Cash Flows From Investing Activities
Insurance proceeds	—	130,000
Purchase of property and equipment	(188,666)	(422,123)
Net cash used in investing activities	(188,666)	(292,123)

Cash Flows From Financing Activities
Deferred offering costs	(141,629)	—
Capital contributions from parent	500,000	—
Repayments of advances from parent	(750,596)	—
Advances from parent	119,843	202,420
Net cash (used in) provided by financing activities	(272,382)	202,420

Net change in cash and cash equivalents	(1,544,894)	—
Cash and cash equivalents at beginning of period	1,803,285	—
Cash and cash equivalents at end of period	$258,391	$—

The accompanying notes are an integral part of these unaudited financial statements

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

1. Organization and Summary of Significant Accounting Policies

Organization

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, but subsequently changed its name to Forza X1, Inc. on October 29, 2021. The Company’s parent company was incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009, and reincorporated in Delaware on April 7, 2021, as Twin Vee PowerCats Co.

Prior to October 15, 2021, Twin Vee PowerCats, Co. dedicated resources to designing and building prototype electric boats. These resources and expenditures were segregated in Twin Vee PowerCats, Co’s financial statements and have been carved out and included as the predecessor herein for the period January 1, 2021 through June 30, 2021.

The accompanying financial statements include the historical accounts of Forza X1, Inc. and its predecessor, the carve-out of the electric segment business of Twin Vee PowerCats, Co. (“Twin Vee” or the “Parent”). Forza is in the business of design and development of electric boats. Forza has a December 31st fiscal year-end.

 Forza succeeded to substantially all of the business of the electric segment of Twin Vee and Forza’s own operations before the succession, October 15, 2021, were non-existent. Accordingly, the carve-out financial statements of the electric segment of Twin Vee are included as Predecessor herein. Management has reached this conclusion based upon an evaluation of the requirements and the facts and circumstances, including the historical life of the electric segment, the historical level of operations of the electric segment, and the fact that the Company’s operations, prior to the succession were non-existent.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP ”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on April 20, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $258,391 and $1,803,285, respectively.

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2022 and December 31,2021, the Company had $0 and $1,492,019, respectively, in excess of FDIC insured limits.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

2.	Property and Equipment

At June 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Building - construction in progress	—	53,250
Equipment	41,742	—
Computer hardware and software	18,495	8,998
Prototype	142,525	142,525
Molds and fixtures	193,095	34,000
	395,857	238,773
Less accumulated depreciation	(17,475)	(3,208)
	$378,382	$235,565

Depreciation expense of property and equipment of $19,072 and $0 for the six months ended June 30, 2022 and 2021 (Predecessor), respectively.

3.	Related Party Transaction

As of June 30, 2022 and December 31, 2021, the Company had $11,164 and $641,917, respectively, due to Twin Vee. Twin Vee funded our working capital needs, primarily for prototyping, consulting services, rent, interest and payroll, prior to their $2,500,000 investment.

Associated with amounts advanced and due to Parent, for the six months ended June 30, 2022 and 2021 (Predecessor), we recorded interest expense of $858 and $5,196, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

For the six months ended June 30, 2022 and 2021 (Predecessor), the Company recorded management fees of $30,000, pursuant to a management agreement with Twin Vee PowerCats, Co., dated October 2021 for various management services. The agreement provides for a monthly $5,000 management fee associated with the use of shared management resources, has a term of one year and will expire on September 30, 2022.

For the six months ended June 30, 2022 and 2021 (Predecessor) the Company recorded rent expense of $5,100, associated with our month- to- month arrangement to utilize certain space at our parent company’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet. While the Company’s corporate headquarters are located at its Parent location, all of its employees and consultants work remotely, and the use of its Parent company’s facilities is currently limited.

During the six months ended June 30, 2022 and 2021 (Predecessor), the Company repaid advancements from its Parent of $750,596 and $0, respectively. The Parent, invested an additional $500,000 in the Company, for ongoing operating costs. No additional shares of common stock or other rights were issued to the Parent for such additional investment.

4.	Liquidity

With the completion of our IPO, in August 2022, we now have cash and cash equivalents of approximately $14,500,000. The Company has incurred a net loss of $1,166,575 and $100,549 for the six months ended June 30, 2022 and 2021 (Predecessor), respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

5.	Commitments and Contingencies

Covid-19

The COVID-19 outbreak in the United States has caused business disruptions through mandated and voluntary closings of multiple industries. While disruption is currently expected to be temporary, there is considerable uncertainty regarding the duration of the closings. The extent to which COVID-19 impacts future results, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain it or treat its impact, among others. At this time, the Company cannot estimate with meaningful precision the potential impact to its financial and operational results.

6.	Subsequent Events

The Company has evaluated all event or transactions that occurred after June 30,2022 through August 19, 2022, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

On July 22, 2022, the Company filed an amendment to its certificate of incorporation affecting a 1.076923077 stock split. All information in these condensed financial statements gives effect to the stock split.

On July 28,2022, the Company announced its intent to purchase land and develop a production facility in McDowell County, North Carolina.

On August 11, 2022, the Company, consummated its initial public offering (the “IPO”) of 3,000,000 shares of its common stock (“Shares”) at a public offering price of $5.00 per share, generating gross proceeds of $15,000,000. The Company had granted the underwriters a 45-day option to purchase up to 450,500 additional shares to cover over-allotments, if any, which over-allotment option was exercised in full.

The Company currently anticipates using the net proceeds from the IPO, together with its existing resources, as follows: (i) for the acquisition of property and the development of a manufacturing plant, infrastructure, equipment to build, design and manufacture its new line of electric boats; (ii) for ramp up of production and inventory; and (iii) for working capital.

After the closing of the IPO, the Company granted under its 2022 Stock Incentive Plan stock options to purchase 400,000 shares of the Company’s common stock to Joseph Visconti, stock options to purchase 400,000 shares of the Company’s common stock to Jim Leffew, stock options to purchase 5,500 shares of the Company’s common stock to Neil Ross, stock options to purchase 5,500 shares of the Company’s common stock to Kevin Schuyler and stock options to purchase 5,500 shares of the Company’s common stock to Marcia Kull. The stock option awards to Mr. Visconti and Mr. Leffew vest pro rata on a monthly basis over 36 months, subject to the officer’s continuous service to the Company on each applicable vesting date. The stock option awards to Mr. Ross, Mr. Schuyler and Ms. Kull vest pro rata on a monthly basis over 12 months, subject to the director’s continuous service to the Company on each applicable vesting date. The options are exercisable for a period of ten years from the date of grant and have an exercise price of $5.00 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Forza X1 Business

Forza X1, Inc. aims to be among the first to develop and manufacture electric boats targeting the recreational market. Our mission is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats. We are focused on the creation and implementation of marine electric vehicle (“EV”) technology to control and power our electric boats utilizing our proprietary outboard electric motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor and control system.

To date, we have completed the design of the hull and running surface of the boat and have begun tooling the molds which are required to build the physical fiberglass boat, we have entered into a supply agreement for the supply of the lithium battery packs that we plan to use to power the electric boats, completed the design and prototyping of the boat control system, and completed the design and are more than halfway through prototyping of the electric outboard motor. We expect to begin production of our FX1 fully integrated electric boat and motor and commence selling to end user customers by the second quarter of 2023.

We believe that the boating industry will follow in the footsteps of the electrification of the automotive industry by creating electric boats that meet or exceed the traditional boating consumer’s expectations of price, value and run times. In other words, electric boats must offer a similar experience when compared to traditional gas-powered boats in terms of size, capability and price point.

Our initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 24-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary designed single electric outboard motor. Both FX1 models will have high-powered, liquid-cooled battery packs and a vehicle control unit with our proprietary control software all integrated into a 22-inch master control touch screen that will be used to control most functions of the boat. We have also filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design.

We plan to operate in a fundamentally different manner and structure than traditional marine manufacturers and boat dealers by adopting a direct-to-consumer sales model. We are building a dedicated web and app-based platform for sales, deliveries, and service operations to change the personal boat buying and marine service experience through technological innovation, ease of use, and flexibility. We intend to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support our growth. We believe our approach will enable us to operate more cost -effectively, provide a better customer experience and incorporate customer feedback more quickly into our product development and manufacturing processes. We believe this strategy will allow us to deliver uncompromised and premium experiences well beyond what is available through the standard dealership model.

Results of Operations and Known Trends or Future Events

The accompanying financial data includes the historical accounts of Forza X1, Inc. and its predecessor, the carve-out of the electric segment business of Twin Vee. Forza is in the business of design and development of electric boats. Forza has a December 31st fiscal year-end.

Forza succeeded to substantially all of the business of the electric segment of Twin Vee and Forza’s own operations before the succession, October 15, 2021, were non-existent. Accordingly, the carve-out financial statements of the electric segment of Twin Vee are included as Predecessor herein. Management has reached this conclusion based upon an evaluation of the requirements and the facts and circumstances, including the historical life of the electric segment, the historical level of operations of the electric segment, and the fact that Forza’s operations, prior to the succession were non-existent.

To date much of our operational activity has been related to the design and build of prototype, as such we do not have significant sale or cost of goods sold. The design of our new electric boat shell has been completed and we are now preparing to begin our production process by securing molds for the FX1 line. The design on the control system, has been completed, and we are now in the testing phase. To date we have not generated any revenues. Other than designing and building the prototype our only other activities for the three and six months ended June 30, 2022 and 2021, periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), have been organizational and activities and those necessary to prepare for this offering. We do not expect to generate any operating revenues until we complete the design and build of our EV boats and commercialize them. We will generate non-operating income in the form of interest income on cash and cash equivalents until such time as we generate operating revenue. We expect to incur increased expenses after the closing of the IPO as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). In addition, we expect our expenses to increase substantially after the closing of the IPO for expenses associated with building a new manufacturing facility.

Recent Developments

On July 28, 2022, we received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve-year period of expenses Forza X1 incurs to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and Forza X1 creating as many as 170 jobs. There can be no assurance that we will meet the conditions necessary to receive the grant funding. We are currently in negotiations for a new site to build our factory in North Carolina. There can be no assurance that the negotiations will be successful.

On August 16, 2022, we consummated our initial public offering (the “IPO”) and sold 3,000,000 shares of our common stock at a public offering price of $5.00 per share, generating gross proceeds of $15,000,000. We also granted the underwriters a 45-day option to purchase up to 450,500 additional shares to cover over-allotments, which option was exercised in full.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Successor Company Three Months Ended June 30,	Predecessor Company Three Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$—	$—	—	—
Cost of products sold	$13,012	$—	13,012	—
Gross profit	$(13,012)	$—	(13,012)	—
Operating expenses	$607,440	$17,550	589,890	3,361%
Loss from operations	$(620,452)	$(17,550)	(602,902)	3,435%
Other expense income	$(31,831)	$(63,807)	31,976	(50%)
Net loss	$(652,283)	$(81,357)	(570,926)	702%
Net loss per common share: Basic and Diluted	$(0.09)	$(0.01)	(0.08)	702%
Weighted average number of common shares outstanding: Basic and diluted	7,000,000	7,000,000

Operating Expenses

Operating expenses for the quarter ended June 30, 2022 increased by $589,890 to $607,440 (Successor) as compared to $17,550 (Predecessor) for the quarter ended June 30, 2021. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the quarter ended June 30, 2022 were $218,769 (Successor) compared to $0 (Predecessor) for the quarter ended June 30, 2021. Salaries and wages for the quarter ended June 30, 2022 were $296,863 (Successor) compared to $0 (Predecessor) for the quarter ended June 30, 2021, and were related to the design of our fully electric motor and control system. Our expenses for selling, general and administrative for quarters ended June 30,2022, were $63,941 (Successor) and $17,550 (Predecessor) for the quarter ended June 30, 2021. Professional fees for the quarter ended June 30, 2022 were $16,532 (Successor), and $0 (Predecessor) for the quarter ended June 30, 2021. Depreciation for the quarter ended June 30, 2022 was $11,335 (Successor) compared to $0 (Predecessor) for the quarter ended June 30, 2022.

Other expense and income

Interest expense was $257 and $3,555, respectively for the quarter ended June 30, 2022 (Successor) and 2021 (Predecessor).

Interest income was $8 and $0, respectively for the quarter ended June 30, 2022 (Successor) and 2021 (Predecessor).

Loss on the disposal of assets was $31,582 and $190,252, respectively for the quarter ended June 30, 2022 (Successor) and 2021 (Predecessor). Our loss of $31,582 (Successor) for the quarter ended June 30, 2022 related to a deposit on a land purchase agreement in St. Lucie County. It has since been determined that the cost associated with building our factory on the that site was cost prohibitive. Our loss of $190,252 (Predecessor) for the quarter ended June 30, 2021 related to the loss of an asset from fire, which was somewhat offset with a gain from insurance recover of $130,000 (Predecessor).

Comparison of the Six Months Ended June 30, 2022 and 2021

	Successor Company Six Months Ended June 30,	Predecessor Company Six Months Ended June 30,
	2022	2021	Change	% Change
Net sales	$—	$—	—	—
Cost of products sold	$24,090	$—	24,090	—
Gross profit	$(24,090)	$—	(24,090)	—
Operating expenses	$1,110,076	$35,100	1,074,976	3,063%
Loss from operations	$(1,134,166)	$(35,100)	(1,099,066)	3,131%
Other expense	$(32,410)	$(65,449)	33,039	(50%)
Net loss	$(1,166,576)	$(100,549)	(1,066,027)	1,060%
Basic and dilutive income per share of common stock	(0.17)	(0.01)	(0.15)	1,500%
Weighted average number of shares of common stock outstanding: Basic and diluted	7,000,000	7,000,000.00

Operating Expenses

Operating expenses for the six months ended June 30, 2022 increased by $1,074,976 to $1,110,076 (Successor) as compared to $35,100 (Predecessor) for the six months ended June 30, 2021. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the six months ended June 30, 2022 were $434,439 (Successor) compared to $0 (Predecessor) for the six months ended June 30, 2021. Salaries and wages for the six months ended June 30, 2022 were $479,149 (Successor) compared to $0 (Predecessor) for the six months ended June 30, 2021, and were related to the design of our fully electric motor and control system. Our expenses for selling, general and administrative for the six months ended June 30,2022, were $141,806 (Successor) and $35,100 (Predecessor) for the six months ended June 30, 2021. Professional fee for the six months ended June 30, 2022 were $35,610 (Successor), and $0 (Predecessor) for the six months ended June 30, 2021. Depreciation for the six months ended June 30, 2022 was $19,072 (Successor) compared to $0 (Predecessor) for the six months ended June 30, 2022.

Other expense and income

Interest expense was $858 and $5,197, respectively for the six months ended June 30, 2022 (Successor) and 2021 (Predecessor).

Interest income was $30 and $0, respectively for the six months ended June 30, 2022 (Successor) and 2021 (Predecessor).

Loss on the disposal of assets was $31,582 and $190,252, respectively for the six months ended June 30, 2022 (Successor) and 2021 (Predecessor). Our loss of $31,582 (Successor) for the six months ended June 30, 2022 related to a deposit on a land purchase agreement in St. Lucie County. It has since been determined that the cost associated with building our factory on the that site was cost prohibitive. Our loss of $190,252 (Predecessor) for the six months ended June 30, 2021 related to the loss of an asset from fire, which was somewhat offset with a gain from insurance recover of $130,000 (Predecessor).

Liquidity and Capital Resources

The following table provide selected financial data as of June 30, 2022 and December 31, 2021:

	June30,	December 31,
	2022	2021	Change	% Change
Cash and cash equivalents	$258,391	$1,803,285	(1,544,894)	(85.7%)
Current assets	$308,493	$1,891,762	(1,583,269)	(83.7%)
Current liabilities	$58,130	$690,378	(632,248)	(91.6%)
Working capital	$250,363	$1,201,384	(951,021)	(79.2%)

As of June 30, 2022, we had cash and cash equivalents, and working capital of $258,391 and $250,363, respectively, compared to $1,803,285 and $1,201,384, respectively, on December 31, 2021. As of the date of this Quarterly Report on Form 10-Qwe had cash and cash equivalents of approximately $14,500,000, which includes the proceeds of our IPO. Prior to our IPO, our sole source of funding has been from Twin Vee. Twin Vee has financed our working capital needs, primarily prototyping, consulting services, rent, interest and payroll through an initial $2,000,000 equity investment. Subsequently Twin Veen invested an additional $500,000, on May 25,2022. in the Company, for ongoing operating costs. No additional shares of common stock or other rights were issued to Twin Vee PowerCats Co. for such additional investment. In addition, Twin Vee has provided management services to us for a monthly fee of $5,000. Additionally, we are allowed to use space at its facility for a monthly cost of $850. We expect to continue to rent space from Twin Vee until we have built our own manufacturing facility. Upon the completion of the IPO we transitioned the management agreement with Twin Vee from an agreement providing management services to an administrative services agreement under which Twin Vee will provide us with certain administrative services, such as procurement, shipping, receiving, storage and use of Twin Vee’s facility until our new planned facility is completed. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO to finance these expenses. We believe that our current capital resources, will be sufficient to fund our operations and growth initiative for at least 18 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, and we anticipate that our quarterly loss rate will increase, as we move into building and testing additional prototypes, we will have significant cash outflows for at least the next 12 months.

	Successor Company	Predecessor Company
	Six Months Ended
	June 30,
	2022	2021	Change	% Change
Cash (used in) provided by operating activities	$(1,083,847)	$89,703	(1,173,550)	1,308%
Cash used in investing activities	$(188,666)	$(292,123)	(103,457)	(35%)
Cash (used in) provided by financing activities	$(272,382)	$202,420	(474,802)	(235%)
Cash at end of period	$258,391	$—	258,391	—

	Successor Company October 15 — December 31,	Predecessor Company January 1 — October 14,	Predecessor
	Year Ended December 31
	2021	2021	2020	Change	% Change
Cash provided by (used in) operating activities	$(317,131)	$13,024	$—	$(304,107)	2,34%
Cash used in investing activities	$(66,079)	$(362,946)	$—	$(429,025)	(118%)
Cash provided by financing activities	$2,186,495	$349,922	$—	$2,536,417	725%
Cash at end of period	$1,803,285	$—	$—	$1,803,285	—

Cash Flow from Operating Activities

During the six months ending June 30, 2022 (Successor) we generated negative cash flows from operating activities of $1,083,847 and during the six months ending June 30, 2021 (Predecessor), we generated cash flows from operating activities of $89,703, respectively. During the six months ending June 30, 2022 (Successor) and 2021 (Predecessor), we had a net loss of $1,166,576, $100,549, respectively. During the six months ending June 30, 2022 (Successor) and 2021 (Predecessor), our cash used in operating activities was decreased by prepaid expense of $55,206, and $0 respectively, accrued liabilities of $6,396, and $0 and by non-cash expenses of $45,849, and $190,252, respectively, due to depreciation and loss on the disposal of assets. During the six months ending June 30, 2022 (Successor) and 2021 (Predecessor), our cash used in operating actives was increases by accounts payable of $7,891 and $0, and inventories of $16,831 and $0, respectively.

During the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), we generated negative (positive) cash flows from operating activities of $317,131, ($13,024) and $0, respectively. During the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), we had a net loss of $270,631, $186,920 and $0, respectively. During the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), our cash used in operating activities was increased by prepaid expense of $88,477, $0 and $0 respectively and decreased by non-cash expenses of $3,075, $190,385 and $0, respectively, due to depreciation and loss on the disposal of assets, we further had a reduction in working capital of $38,902, $9,559 and $0, respectively.

Cash Flows from Investing Activities

For the six months ended June 30, 2022 (Successor) and 2021 (Predecessor), we used $188,666, and $292,123 in investing activities for the purchase of property and equipment.

For the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) we used $66,079, $362,946 and $0 in investing activities for the purchase of property and equipment.

Cash Flows from Financing Activities

We have financed our operations primarily from capital provided from Twin Vee in the form of an equity investment and advances. During the six months ended June 30, 2022 (Successor) and 2021 (Predecessor), net cash (used in) provided by financing activities was ($272,382), and $202,420 with $130,753 and $202,420 provided from Twin Vee as an advance and a capital contribution, which was offset by deferred IPO costs of $141,629, and $0, respectively. The advances bear interest at the rate of 6% per annum and during the six months ended June 30, 2022 (Successor) and 2021 (Predecessor) we accrued $858, and $5,197 in interest expense.

During the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), net cash provided by financing activities was $2,186,495, $349,922 and $0 with $2,390,625, $349,922 and $0 provided from Twin Vee as an advance and a capital contribution, which was offset by deferred IPO costs of $105,500, $0 and $0, respectively. The advances bear interest at the rate of 6% per annum and during the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) we accrued $7,281, $8,490 and $0 in interest expense.

On May 25, 2022, our parent company, Twin Vee, invested an additional $500,000 in our company, for ongoing operating costs. No additional shares of common stock or other rights were issued to Twin Vee for such additional investment.

On August 16, 2022, we closed our initial public offering of 3,450,000 shares of its common stock at a public offering price of $5.00 per share, including 450,000 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for gross proceeds of $17,250,000, before deducting underwriting discounts and offering expenses.

 Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on four financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in the prospectus, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving managements judgements and estimates.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act for the twelve-month period ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no long qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On June 30, 2022, the Company had cash and cash equivalents of $258,391, on December 31, 2021, the Company has cash and cash equivalents of $1,803,285.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of property and equipment range from three to seven years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in results of operations. Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

Impairment of Long-lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows.

Research and Development

Research and development costs are expensed when incurred. Such costs for the six months ended June 30, 2022 were $434,439. Such cost for the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) approximated $150,020, $61,091 and $0, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. For the six months ended June 30, 2022 advertising and marketing costs incurred by the Company totaled $2,732. For the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) advertising and marketing costs incurred by the Company totaled $7,130, $0 and $0, respectively, and are included in selling and general and administrative expenses in the accompanying statements of operations.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

In accordance with U.S GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At December 31, 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities.

Recent Accounting Pronouncements

All newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under Securities and Exchange Commission rules.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in Part II—Item 1A. “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting relating to (i) lack of segregation of duties We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including the retention of a full time controller and utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A.	RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

We are a start-up entity and expect to incur significant expenses and continuing losses for the foreseeable future.

We are a start-up entity and have had very limited operations to date. To date, we have designed and manufactured only prototypes of our electric sport boat, have not yet commercialized our boats and have not sold any boats. We believe that we will continue to incur operating and net losses in the future while we grow, including following our initial generation of revenues from the sale of our boats which may occur later than we expect or not at all. We do not expect to be profitable for the foreseeable future as we invest in our business, build capacity and ramp up operations, and we cannot assure you that we will ever achieve or be able to maintain profitability in the future. Even if we are able to successfully develop our boats and attract customers, there can be no assurance that we will be financially successful. For example, as we develop our product portfolio, we will need to manage costs effectively to sell those products at our expected margins. Failure to become profitable would materially and adversely affect the value of your investment. If we are ever to achieve profitability, it will be dependent upon the successful development and commercial introduction and acceptance of our electric sport boats and the development of a vertically integrated direct-to-consumer distribution system to market and sell our boats, which may not occur. As such, for the foreseeable future, we will have to fund all our operations and capital expenditures from cash on hand, and potentially, future offerings of securities. However, unanticipated changes may occur that could consume our available capital before we expect, including changes in and progress of our development activities.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2022, we incurred a net loss of $1,166,575 and used cash in operations of $1,083,846. During the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) we have incurred net operating losses and used cash in operations. For the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) we incurred a net loss of $270,630, $186,921 and $0. For the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) we used cash in operations of $263,349, $118,179 and $0. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated any revenue from sales of our boats or other products and services to date. As we attempt to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to design and complete the design and engineering of the FX1 sport boat and its outboard electric motor and then reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of the FX1 sport boat and its outboard electric motor, will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring the FX1 or other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of third-party consumer financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the FX1 and our other commercial products, and ultimately our success.

You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry. If we fail to adequately address any or all of these risks and challenges, our business, prospects, financial condition, results of operations, and cash flows may be materially and adversely affected.

Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.

We have not completed the design and engineering of the FX1 sport boat. There can be no assurance that we will be able to complete development of the FX1 when anticipated, if at all, that we will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore our anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that we would be able to maintain that market.

Our operations to date have been primarily limited to finalizing our design and engineering of our electric sport boat as well as organizing and staffing our company in preparation for launching the FX1 electric boat. As such we have not yet demonstrated, and our success is wholly dependent upon, our ability to commercialize our products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the FX1 sport boat and our proprietary outboard electric motor

●	manufacturing the FX1 sport boats

●	developing a vertically integrated direct-to-consumer distribution system

●	conducting sales and marketing activities.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected, and we may not have the resources to continue or expand our business operations.

Our planned distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.

Our distribution model is still in the planning stages. Although we have entered into an agreement with OneWater to market and sell our electric boats through their retail locations, we currently plan to mainly sell our boats directly to customers rather than through franchised dealerships (unless required to do so by certain states), primarily through the Forza X1 website and app platform, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. In fact OneWater has agreed to integrate our web and app platform into kiosks located in their retail locations. The digital customer experience via our online platform will allow customers to research, shop, choose boat hull color, interior upholstery color, and a possible upgrade of an additional battery to extend run times, order, track and take delivery through our web-based and app platform. We have not yet: (i) entered into any arrangements with third parties to provide financing services through Forza X1’s web and app platform, (ii) hired staff for our intended support and service department or (iii) partnered with any third parties to address service needs or operate service centers. Once the customer places the order, their Forza X1 account will request several documents, including license, insurance, etc., which can be uploaded online without ever speaking with a salesperson. If the customer has questions, concerns, or needs support through the sales and purchase process, they will be able to contact Forza X1 through the website or app with any questions, concerns.

Since our planned sales and marketing platform is a newer way to shop, buy and take delivery of a new boat through a mostly virtual process, we are unable to predict or conclude precisely what the customer will experience. We intend to follow up customer transactions with review and quality control questionnaires to collect the data and continue to better our platform and how we interact with customers.

In addition to our website and app platform, we also intend to establish Forza X1 customer experience and service centers to be operated as product showrooms and locations where Forza X1 boats may be taken for service and warranty repairs which will include OneWater locations. They will be located in jurisdictions where direct-to-consumer sales or manufacturer-owned dealerships are permissible and allow prospective customers to see our products in person before purchasing. We anticipate staffing these centers with well-trained Forza X1 employees. We will initially set up a single office, but if and as we grow, we plan to open additional customer experience and service centers to support our expansion, help bolster sales, and introduce our electric boat product to markets across the country that are more familiar purchasing boats at a traditional boat dealership.

This model of boat distribution is relatively new, different from the predominant current distribution model for boat manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have no experience in selling or leasing boats direct-to-consumer and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established relationships developed by our parent company with its dealer network. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.

Implementing our direct sales model is subject to numerous significant challenges, including obtaining permits and approvals from government authorities, and we may not be successful in addressing these challenges. If our direct sales model does not develop as expected or develops more slowly than expected, we may be required to modify or abandon our sales model, which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our ability to generate meaningful product revenue will depend on consumer adoption of electric boats.

We are only developing electric boats and, accordingly, our ability to generate meaningful product revenue will depend highly on sustained consumer demand for alternative fuel vehicles in general and electric boats in particular. If the market for electric boats does not develop as we expect or develops more slowly than we expect, or if there is a decrease in consumer demand for electric vehicles, our business, prospects, financial condition and results of operations will be harmed. The market for electric and other alternative fuel vehicles is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation (including government incentives and subsidies) and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Any number of changes in the industry could negatively affect consumer demand for electric vehicles in general and our electric boats in particular.

In addition, demand for electric boats may be affected by factors directly impacting boat prices or the cost of purchasing and operating boats such as sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of boats in the marine industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

Other factors that may influence the adoption of electric boats include:

●	perceptions about electric vehicle quality, safety, design, performance and cost;

●	perceptions about the limited range over which electric boats may be driven on a single battery charge;

●	perceptions about the total cost of ownership of electric boats, including the initial purchase price and operating and maintenance costs, both including and excluding the effect of any government and other subsidies and incentives designed to promote the purchase of electric boats;

●	perceptions about the sustainability and environmental impact of electric boats, including with respect to both the sourcing and disposal of materials for electric vehicle batteries and the generation of electricity provided in the electric grid;

●	the availability of other alternative fuel boats;

●	improvements in the fuel economy of the internal combustion engine;

●	the quality and availability of service for electric boats;

●	volatility in the cost of oil and gasoline;

●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;

●	access to charging stations and cost to charge an electric vehicle and related infrastructure costs and standardization;

●	the availability of tax and other governmental incentives to purchase and operate electric boats or future regulation requiring increased use of nonpolluting boats; and

●	macroeconomic factors.

The influence of any of the factors described above or any other factors may cause a general reduction in consumer demand for electric vehicles or our electric boats in particular, either of which would materially and adversely affect our business, results of operations, financial condition and prospects

We may be unable to adequately control the capital expenditures and costs associated with our business and operations.

We will require significant capital to develop and grow our business, including developing our first boat to be manufactured, the FX1, as well as building our brand, and we will not be able to rely on Twin Vee as a source of such funding. We expect to make additional capital expenditures and incur substantial costs as we complete the design and engineering of the FX1 and prepare to commercially launch sales of our boats and grow our business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our boats and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our boats but also to control our capital expenditures and costs. As we expand our product portfolio, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our boats and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

We may not be able to commence production of our electric boats as planned.

We currently plan to manufacture our electric boats at a new state of the art carbon neutral factory that we plan to build in McDowell County, North Carolina. Until we are able to expand our manufacturing capacity and build the planned manufacturing facility, we expect to continue to share our parent company’s current manufacturing facility, which has a limited capacity and may not be able to satisfy our manufacturing needs. Although have entered into a Transition Services Agreement with Twin Vee, the Transition Services Agreement does not provide for any dedicated manufacturing capacity for us. See “Certain Relationships and Related Party Transactions—Transition Services Agreement.” Our ability to utilize Twin Vee’s manufacturing capacity pending completion of our own facility will be subject to its availability as determined by Twin Vee and Twin Vee has no obligation to make any manufacturing capacity available to us under the Transition Services Agreement. As a result, our ability to produce any boats will be limited to available capacity of the Twin Vee facility until our future manufacturing facility is operational. If Twin Vee does not provide manufacturing capacity, we would not be able to produce our electric boats unless or until we lease or purchase facilities and equipment necessary for our production purposes. Any facility that we build will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. In addition, even if the construction of our planned facility is completed when anticipated, production at our facility could be delayed whether due to lack of equipment, workforce issues or other reasons. If we are unable to complete our own facility and commence production as planned, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in our company may be materially adversely affected.

We may not receive the anticipated grant funding.

On July 28, 2022, we received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. We are currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful. If unsuccessful, we will not meet the conditions necessary to receive the grant funding and will be subject to the limited capacity at the Twin Vee factory that Twin Vee allows us, in its discretion, to use. There can be no assurance that we will meet the conditions necessary to receive the grant funding. We are currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful.

We could experience cost increases or disruptions in supply of raw materials or other components used in our boats.

We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our boats. The prices for these raw materials fluctuate depending on factors beyond our control including market conditions and global demand for these materials and could adversely affect our business, prospects, financial condition, results of operations, and cash flows. Further, any delays or disruptions in our supply chain could harm our business. For example, COVID-19, including associated variants, could cause disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including semiconductors, materials and equipment necessary for the production of our boats, and the internal designs and processes we may adopt in an effort to remedy or mitigate impacts of such disruptions and delays could result in higher costs. In addition, our business also depends on the continued supply of battery cells for our boats. We are exposed to multiple risks relating to availability and pricing of quality battery cells. These risks include:

●	the inability or unwillingness of battery cell manufacturers to build or operate battery cell manufacturing plants to supply the numbers of battery cells (including the applicable chemistries) required to support the growth of the electric or plug-in hybrid vehicle industry as demand for such cells increases;

●	disruption in the supply of battery cells due to quality issues or recalls by the battery cell manufacturers; and

●	an increase in the cost, or decrease in the available supply of raw materials used in battery cells, such as lithium, nickel, and cobalt.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages which would result in increased materials costs to us, and would impact our projected manufacturing and delivery timelines, and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our boats. We do not have long-term agreements with all of our semiconductor chip manufacturers and suppliers, and if these manufacturers or suppliers become unwilling or unable to provide an adequate supply of semiconductor chips, with respect to which there is a global shortage, we would not be able to find alternative sources in a timely manner and our business would be adversely impacted.

Semiconductor chips are a vital input component to the electrical architecture of our boats, controlling wide aspects of the boats’ operations. Many of the key semiconductor chips we intend to use in our boats come from limited or single sources of supply, and therefore a disruption with any one manufacturer or supplier in our supply chain would have an adverse effect on our ability to effectively manufacture and timely deliver our boats. We do not have any long- term supply contracts with any suppliers and purchase chips on a purchase order basis. Due to our reliance on these semiconductor chips, we are subject to the risk of shortages and long lead times in their supply. We are in the process of identifying alternative manufacturers for semiconductor chips. We have in the past experienced, and may in the future experience, semiconductor chip shortages, and the availability and cost of these components would be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

In particular, increased demand for semiconductor chips in 2020, due in part to the COVID-19 pandemic and increased demand for consumer electronics that use these chips, has resulted in a severe global shortage of chips in 2021. As a result, our ability to source semiconductor chips to be used in our boats has been adversely affected. This shortage may result in increased chip delivery lead times, delays in the production of our boats, and increased costs to source available semiconductor chips. To the extent this semiconductor chip shortage continues, and we are unable to mitigate the effects of this shortage, our ability to deliver sufficient quantities of our boats to fulfill our preorders and to support our growth through sales to new customers would be adversely affected. In addition, we may be required to incur additional costs and expenses in managing ongoing chip shortages, including additional research and development expenses, engineering design and development costs in the event that new suppliers must be onboarded on an expedited basis. Further, ongoing delays in production and shipment of boats due to a continuing shortage of semiconductor chips may harm our reputation and discourage additional preorders and boat sales, and otherwise materially and adversely affect our business and operations.

Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.

We rely on the existence of an available hourly workforce to manufacture our products. We also rely upon our engineers that are specialist in electric engineering. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future needs at a reasonable cost, or at all. For instance, the demand for engineers has increased over the past several years and we will compete with many of the tech companies and automobile companies. In addition, the demand for skilled employees has increased recently with the low unemployment rates in Florida where we have manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

We have a large fixed cost base that will affect our profitability if our sales decrease.

The fixed cost levels of operating a powerboat manufacturer can put pressure on profit margins when sales and production decline. Our profitability will depend, in part, on our ability to spread fixed costs over a sufficiently large number of products sold and shipped, and if we make a decision to reduce our rate of production, gross or net margins could be negatively affected. Consequently, decreased demand or the need to reduce production can lower our ability to absorb fixed costs and materially impact our financial condition or results of operations.

A significant number of shares of our outstanding common stock is currently owned by a single stockholder, and it may therefore be able to substantially control our management and affairs.

Our parent company currently owns 67% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats Co., and is also the Chairman of the Board and Chief Executive Officer of, Twin Vee PowerCats, Inc., the parent company of Twin Vee PowerCats Co. Mr. Visconti owns 56.14% of the outstanding stock of Twin Vee PowerCats, Inc. and Twin Vee PowerCats, Inc. owns 57.1% of the outstanding stock of Twin Vee PowerCats Co. As a result, Mr. Visconti is deemed to beneficially own 21.5% of Forza X1. As a result of these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. and its ultimate parent company, Twin Vee PowerCats, Inc., will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider.

In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.

Several of our executive officers and directors are also officers and/or directors of our principal stockholder, Twin Vee PowerCats Co., and certain of such executive officers and directors are, in turn, the principal stockholders of Twin Vee PowerCats Co. Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company’s management, audit committee, compensation committee, nominating committee and other applicable board committees which will oversee questions of possible conflicts of interest and compensation, notwithstanding our effort to appoint independent directors that do not have these inherent conflicts. In addition, as a matter of practicality, efficiency and appropriate accounting, the costs of certain services (including salaries of executive officers) are allocated, which creates inter-company obligations.

Our business may be materially affected by the COVID-19 Outbreak.

The outbreak of the novel coronavirus (COVID-19) has and may continue to cause disruptions to our business and operational plans. These disruptions may include disruptions resulting from (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of, or price fluctuations in, supplies from third parties upon which we rely, (iv) restrictions that governments impose to address the COVID-19 outbreak, and (v) restrictions that we and our contractors and subcontractors impose to ensure the safety of employees and others. Delays in our supply chain could adversely impact our production and, in turn, our revenues. Further, it is presently not possible to predict the extent or durations of these disruptions. These disruptions may have a material adverse effect on our business, financial condition and results of operations. Such adverse effect could be rapid and unexpected. These disruptions may severely affect our ability to carry out our business plan for 2022.

Our annual and quarterly financial results are subject to significant fluctuations depending on various factors, many of which are beyond our control.

Our sales and operating results are expected to vary significantly from quarter to quarter and year to year depending on various factors, many of which are beyond our control. These factors include, but are not limited to:

●	Seasonal consumer demand for our products;

●	Discretionary spending habits;

●	Changes in pricing in, or the availability of supply in, the powerboat market;

●	Failure to maintain a premium brand image;

●	Disruption in the operation of our manufacturing facilities;

●	Variations in the timing and volume of our sales;

●	The timing of our expenditures in anticipation of future sales;

●	Sales promotions by us and our competitors;

●	Changes in competitive and economic conditions generally;

●	Consumer preferences and competition for consumers’ leisure time;

●	Impact of unfavorable weather conditions;

●	Changes in the cost or availability of our labor; and

●	Increased fuel prices.

Due to these and other factors, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future.

Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.

Adverse weather conditions in any year in any particular geographic region may adversely affect sales in that region, especially during the peak boating season. Sales of our products are expected to be generally stronger just before and during spring and summer, which represent the peak boating months, and favorable weather during these months generally has a positive effect on consumer demand. Conversely, unseasonably cool weather, excessive rainfall, reduced rainfall levels, or drought conditions during these periods may close area boating locations or render boating dangerous or inconvenient, thereby generally reducing consumer demand for our products. Our annual results would be materially and adversely affected if our net sales were to fall below expected seasonal levels during these periods. We may also experience more pronounced seasonal fluctuation in net sales in the future as we expand our businesses. There can be no assurance that weather conditions will not have a material effect on the sales of any of our products.

A natural disaster, the effects of climate change, or other disruptions at our manufacturing facility could adversely affect our business, financial condition, and results of operations.

We currently rely on the continuous operation of our parent company’s manufacturing facility in Fort Pierce, Florida for the production of our prototypes and expect such reliance to continue until such time, if ever, that we build a new facility to manufacture our electric boats. Any natural disaster or other serious disruption to our parent’s facility or any new facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our parents or our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at any such manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

The seasonality of retail demand anticipated for our products, based upon sales of our parent company’s products, will require us to manage our manufacturing to address anticipated retail demand. We will need to manage seasonal changes in consumer demand and inventory. If there is weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we will need to balance the economies of level production with the seasonal retail sales pattern we experience. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

We will rely on third-party suppliers to provide components and raw materials essential to the construction of our boats and anticipate such reliance to continue once we commercialize our products.

We expect to depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that we will leverage our parent’s company’s relationships with its current suppliers to provide the materials necessary to meet production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase as we produce boats for sale. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders that will be placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Although our parent company has long term relationships with many of its suppliers that are also our suppliers, neither we nor our parent company have any formal agreements with any suppliers for the purchase of parts needed and our purchases currently are made on a purchase order basis. We have no binding commitment from our suppliers to supply any specified quantity of materials needed within any specified time period. In the event that our suppliers receive a large number of orders from other customers, there is a possibility that they will not be able to support our needs. If any of our current suppliers were to be unable to provide needed products to us, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.

We are engaged in a business that exposes us to claims for product liability and warranty claims in the event our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in property damage, personal injury or death. Although we maintain product and general liability insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all such potential claims. Our products involve kinetic energy, produce physical motion and are to be used on the water, factors which increase the likelihood of injury or death. Our products will contain lithium-ion batteries, which have been known to catch fire or vent smoke and flame, and chemicals which are known to be, or could later be proved to be, toxic or carcinogenic. Any judgment or settlement for personal injury or wrongful death claims could be more than our assets and, even if not justified, could prove expensive to contest.

We may experience legal claims in excess of our insurance coverage or claims that are not covered by insurance, either of which could adversely affect our business, financial condition and results of operations. Adverse determination of material product liability and warranty claims made against us could have a material adverse effect on our financial condition and harm our reputation. In addition, if any of our products or components in our products are, or are alleged to be, defective, we may be required to participate in a recall of that product or component if the defect or alleged defect relates to safety. Any such recall and other claims could be costly to us and require substantial management attention.

Our boats will use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our boats are being designed to use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our boats could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for boating applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

Significant product repair and/or replacement due to product warranty claims or product recalls could have a material adverse impact on our results of operations.

We expect to provide a hull warranty for structural damage of up to ten years. In addition, we expect to provide a three-year limited fiberglass small parts warranty on all on some small fiberglass parts and components such as consoles. Gelcoat is expected to be covered up to one year. Additionally, fiberglass lids, plastic lids, electrical panels, bilge pumps, aerator pumps or other electrical devices (excluding stereos, depth finders, radar, chart plotters except for installation if installed by us), steering systems, electrical panels, and pumps are covered under a one-year basic limited systems warranty. Some materials, components or parts of the boat that will not covered by our limited product warranties will be separately warranted by their manufacturers or suppliers. These other warranties are expected to include warranties covering engines purchased from suppliers and other components. We also expect to offer to provide repairs for no additional cost as part of our new direct to consumer system.

Our standard warranties will require us to repair or replace defective products during such warranty periods at no cost to the consumer. Although we will employ quality control procedures, sometimes a product is distributed that needs repair or replacement. The repair and replacement costs we could incur in connection with a recall could adversely affect our business. In addition, product recalls could harm our reputation and cause us to lose customers, particularly if recalls cause consumers to question the safety or reliability of our products.

The nature of our business exposes us to workers’ compensation claims and other workplace liabilities.

Certain materials we use require our employees to handle potentially hazardous or toxic substances. While our employees who handle these and other potentially hazardous or toxic materials receive specialized training and wear protective clothing, there is still a risk that they, or others, may be exposed to these substances. Exposure to these substances could result in significant injury to our employees and damage to our property or the property of others, including natural resource damage. Our personnel are also at risk for other workplace-related injuries, including slips and falls. We may in the future be subject to fines, penalties, and other liabilities in connection with any such injury or damage. Although we currently maintain what we believe to be suitable and adequate insurance in excess of our self-insured amounts, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.

Our operations are subject to extensive and frequently changing federal, state, local, and foreign laws and regulations, including those concerning product safety, environmental protection, and occupational health and safety. Some of these laws and regulations require us to obtain permits, and limit our ability to discharge hazardous materials into the environment. If we fail to comply with these requirements, we may be subject to civil or criminal enforcement actions that could result in the assessment of fines and penalties, obligations to conduct remedial or corrective actions, or, in extreme circumstances, revocation of our permits or injunctions preventing some or all of our operations. In addition, the components of our boats must meet certain regulatory standards, including stringent air emission standards for boat engines. Failure to meet these standards could result in an inability to sell our boats in key markets, which would adversely affect our business. Moreover, compliance with these regulatory requirements could increase the cost of our products, which in turn, may reduce consumer demand.

While we believe that we are in material compliance with applicable federal, state, local, and foreign regulatory requirements, and hold all licenses and permits required thereunder, we cannot assure you that we will, at all times, be able to continue to comply with applicable regulatory requirements. Compliance with increasingly stringent regulatory and permit requirements may, in the future, cause us to incur substantial capital costs and increase our cost of operations, or may limit our operations, all of which could have a material adverse effect on our business or financial condition.

As with most boat construction businesses, our manufacturing processes involve the use, handling, storage, and contracting for recycling or disposal of hazardous substances and wastes. The failure to manage or dispose of such hazardous substances and wastes properly could expose us to material liability or fines, including liability for personal injury or property damage due to exposure to hazardous substances, damages to natural resources, or for the investigation and remediation of environmental conditions. Under environmental laws, we may be liable for remediation of contamination at sites where our hazardous wastes have been disposed or at our current facility, regardless of whether our facility is owned or leased or whether the environmental conditions were created by us, a prior owner or tenant, or a third-party. While we do not believe that we are presently subject to any such liabilities, we cannot assure you that environmental conditions relating to our prior, existing, or future sites or operations or those of predecessor companies will not have a material adverse effect on our business or financial condition.

Our industry is characterized by intense competition, which affects our sales and profits.

The performance sport boat category and the powerboat industry as a whole are highly competitive for consumers and dealers. We also compete against consumer demand for used boats. Competition affects our ability to succeed in both the markets we currently plan to serve and new markets that we may enter in the future. Competition is based primarily on brand name, price, product selection, and product performance. We will compete with several large manufacturers that may have greater financial, marketing, and other resources than we do and who are represented by dealers in the markets in which we now operate and into which we plan to expand. We also will compete with a variety of small, independent manufacturers. We cannot assure you that we will not face greater competition from existing large or small manufacturers or that we will be able to compete successfully with new competitors. Our failure to compete effectively with our current and future competitors would adversely affect our business, financial condition, and results of operations.

The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our boats or increase our operating costs.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, hydrogen, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the internal combustion engine or the cost of gasoline, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Existing and other battery cell technologies, fuels or sources of energy may emerge as customers’ preferred alternative to our boats. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative fuel and EVs, which could result in the loss of competitiveness of our boats, decreased revenue and a loss of market share to competitors. Our research and development efforts may not be sufficient to adapt to changes in alternative fuel and electric vehicle technology. As technologies change, we plan to upgrade or adapt our boats with the latest technology. However, our boats may not compete effectively with alternative systems if we are not able to source and integrate the latest technology into our boats. Additionally, the introduction and integration of new technologies into our boats may increase our costs and capital expenditures required for the production and manufacture of our boats and, if we are unable to cost efficiently implement such technologies or adjust our manufacturing operations, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

Our sales and profitability depend, in part, on the successful introduction of new products.

Market acceptance of our products will depend on our technological innovation and our ability to implement technology in our boats. Our sales and profitability may be adversely affected by difficulties or delays in product development, such as an inability to develop viable or innovative new products or to add new features. Our failure to introduce new technologies and product offerings that consumers desire could adversely affect our business, financial condition, and results of operations. If we fail to introduce new features or those we introduce fail to gain market acceptance, our bottom line may suffer.

If we experience delays in the development of our fully electric sport boat, fail to bring the FX1 to market as and when planned or if it fails to gain market acceptance, our bottom line will suffer.

In addition, some of our direct competitors and indirect competitors may have significantly more resources to develop and patent new technologies. It is possible that our competitors will develop and patent equivalent or superior technologies and other products that compete with ours. They may assert these patents against us and we may be required to license these patents on unfavorable terms or cease using the technology covered by these patents, either of which would harm our competitive position and may materially adversely affect our business.

We also cannot be certain that our products or features have not infringed or will not infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs and potential damages.

Our success depends upon the continued strength of our brand, the value of our brand, and sales of our products could be diminished if we, the consumers who use our products, or the sports and activities in which our products are used are associated with negative publicity.

We believe that our brand will be a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Forza X1 brand will also depend heavily on the success of our marketing efforts. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Negative publicity, including that resulting from severe injuries or death occurring in the sports and activities in which our products are used, could negatively affect our reputation and result in restrictions, recalls, or bans on the use of our products. If the popularity of the sports and activities for which we design, manufacture, and sell products were to decrease as a result of these risks or any negative publicity, sales of our products could decrease, which could have an adverse effect on our net sales, profitability, and operating results. In addition, if we become exposed to additional claims and litigation relating to the use of our products, our reputation may be adversely affected by such claims, whether or not successful, including by generating potential negative publicity about our products, which could adversely impact our business and financial condition.

Our passion and focus on delivering a high-quality and engaging Forza X1 experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about enhancing the Forza X1 experience with a focus on driving long-term customer engagement through innovative, technologically advanced boats, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Forza X1 experience, which we believe will improve our financial results over the long-term. In the near-term, we will focus significant resources on research and development and sales and marketing to deliver the Forza experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our customer growth, and our business, prospects, financial condition, results of operations, and cash flows could be harmed.

Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our boats, which would adversely affect our business, prospects, results of operations and financial condition.

A portion of the current and expected demand for electric vehicles results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles, including our boats, could be reduced, and our business and revenue may be harmed.

Gasoline and other petroleum-based fuel prices have historically been extremely volatile, particularly during the ongoing COVID-19 pandemic, and it is difficult to ascertain whether such volatility will continue to persist. Lower gasoline or other petroleum-based fuel prices over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for electric vehicles, including our boats, may decrease, which would have an adverse effect on our business, prospects, financial condition and results of operations.

We will rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.

We expect to rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Our parent company’s manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If our boats fail to perform as expected, our ability to develop, market and sell or lease our products could be harmed.

Once commercialization commences, our boats may contain defects in design and manufacture that may cause them not to perform as expected or that may require repairs, recalls, and design changes, any of which would require significant financial and other resources to successfully navigate and resolve. Our boats will use a substantial amount of software code to operate, and software products are inherently complex and may contain defects and errors when first introduced. If our boats contain defects in design and manufacture that cause them not to perform as expected or that require repair, or certain features of our boats take longer than expected to become available, are legally restricted or become subject to additional regulation, our ability to develop, market and sell our products and services could be harmed. Although we will attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts could significantly distract management’s attention from other important business objectives, may not be timely, may hamper production or may not be to the satisfaction of our customers. Further, our limited operating history and limited field data reduce our ability to evaluate and predict the long-term quality, reliability, durability and performance characteristics of our battery packs, powertrains and boats. There can be no assurance that we will be able to detect and fix any defects in our products prior to their sale or lease to customers.

Any defects, delays or legal restrictions on boat features, or other failure of our boats to perform as expected, could harm our reputation and result in delivery delays, product recalls, product liability claims, breach of warranty claims and significant warranty and other expenses, and could have a material adverse impact on our business, results of operations, prospects and financial condition. As a new entrant to the industry attempting to build customer relationships and earn trust, these effects could be significantly detrimental to us. Additionally, problems and defects experienced by other electric consumer vehicles could by association have a negative impact on perception and customer demand for our boats.

In addition, even if our boats function as designed, we expect that the battery efficiency, and hence the range, of our electric boats, like other electric vehicles that use current battery technology, will decline over time. Other factors, such as usage, time and stress patterns, may also impact the battery’s ability to hold a charge, or could require us to limit boat battery charging capacity, including via over-the-air or other software updates, for safety reasons or to protect battery capacity, which could further decrease our boats’ range between charges. Such decreases in or limitations of battery capacity and therefore range, whether imposed by deterioration, software limitations or otherwise, could also lead to consumer complaints or warranty claims, including claims that prior knowledge of such decreases or limitations would have affected consumers’ purchasing decisions. Further, there can be no assurance that we will be able to improve the performance of our battery packs, or increase our boats range, in the future. Any such battery deterioration or capacity limitations and related decreases in range may negatively influence potential customers’ willingness to purchase our boats and negatively impact our brand and reputation, which could adversely affect our business, prospects, results of operations and financial condition.

Our boats will rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our business could be adversely affected.

Our boats are expected to rely on software and hardware that is highly technical and complex and may require modification and updates over the life of the boats. In addition, our boats will depend on the ability of such software and hardware to store, retrieve, process and manage large amounts of data. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Although we will attempt to remedy any issues we observe in our boats effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

Additionally, if we deploy updates to the software (whether to address issues, deliver new features or make desired modifications) and our over-the-air update procedures fail to properly update the software or otherwise have unintended consequences to the software, the software within our customers’ boats will be subject to vulnerabilities or unintended consequences resulting from such failure of the over-the-air update until properly addressed.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We have no experience servicing our boats. If we are unable to adequately service our boats, our business, prospects, financial condition and results of operations may be materially and adversely affected.

Because we have not begun commercial production of the FX1, we have no experience servicing or repairing our electric boats. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. In addition, we plan to partner with certain third parties to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our boats. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of boats we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our boats’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

Our customers will also depend on our customer support team to resolve technical and operational issues relating to the integrated software underlying our boats, a large portion of which we have developed in-house. As we grow, additional pressure may be placed on our customer support team or partners, and we may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our results of operations. If we are unable to successfully address the service requirements of our customers, or if we establish a market perception that we do not maintain high-quality support, our brand and reputation could be adversely affected, and we may be subject to claims from our customers, which could result in loss of revenue or damages, and our business, results of operations, prospects and financial condition could be materially and adversely affected.

We may not be able to execute our manufacturing strategy successfully, which could cause the profitability of our products to suffer.

Our manufacturing strategy is designed to improve product quality and increase productivity, while reducing costs and increasing flexibility to respond to ongoing changes in the marketplace. To implement this strategy, we must be successful in our continuous improvement efforts, which depend on the involvement of management, production employees, and suppliers. Any inability to achieve these objectives could adversely impact the profitability of our products and our ability to deliver desirable products to our consumers.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Our current plans also involve constructing a 100,000 square foot state-of-the-art manufacturing facility dedicated to developing and manufacturing our FX series electric boats, the cost of which is uncertain. Although the proceeds of our initial public offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financings may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock paid by existing holders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

If we fail to manage future growth effectively, we may not be able to market or sell our products successfully.

Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. We plan to expand our operations in the near future. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Risks that we face in undertaking this expansion include:

●	expanding our management team;

●	hiring and training new personnel;

●	forecasting production and revenue;

●	expanding our marketing efforts;

●	controlling expenses and investments in anticipation of expanded operations;

●	establishing or expanding design, manufacturing, sales and service facilities;

●	implementing and enhancing administrative infrastructure, systems and processes; and

●	expanding into new markets and establishing sales, service and manufacturing operations in such markets.

We intend to continue to hire a number of additional personnel, including design and manufacturing personnel and service technicians for our electric boats and powertrains. Competition for individuals with experience designing, manufacturing and servicing electric boats is intense, and we may not be able to attract, assimilate, train or retain additional highly qualified personnel in the future. The failure to attract, integrate, train, motivate and retain these additional employees could seriously harm our business and prospects.

We depend upon our executive officers and we may not be able to retain them and their knowledge of our business and technical expertise would be difficult to replace.

Our future success will depend in significant part upon the continued service of our executive officers. We cannot assure you that we will be able to continue to attract or retain such persons. We do not have an insurance policy on the life of our Executive Chairman or our President and Chief Executive Officer, and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our operating results.

We may attempt to grow our business through acquisitions or strategic alliances and new partnerships, which we may not be successful in completing or integrating.

We may in the future enter into acquisitions and strategic alliances that will enable us to acquire complementary skills and capabilities, offer new products, expand our consumer base, enter new product categories or geographic markets, and obtain other competitive advantages. We cannot assure you, however, that we will identify acquisition candidates or strategic partners that are suitable to our business, obtain financing on satisfactory terms, complete acquisitions or strategic alliances, or successfully integrate acquired operations into our existing operations. Once integrated, acquired operations may not achieve anticipated levels of sales or profitability, or otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated challenges, liabilities and contingencies, and diversion of management attention and resources from our existing operations. Similarly, our partnership with leading franchises from other industries to market our products or with third-party technology providers to introduce new technology to the market may not achieve anticipated levels of consumer enthusiasm and acceptance, or achieve anticipated levels of sales or profitability, or otherwise perform as expected.

We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings, viruses or other destructive or disruptive software or activities may disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Network and information systems and other technologies are important to our business activities and operations. Network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we intend to develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that disruptions and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

Likewise, data privacy breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business. The occurrence of any of such network or information systems-related events or security breaches could have a material adverse effect on our business, financial condition and results of operations.

Uninsured losses could result in payment of substantial damages, which would decrease our cash reserves and could harm our cash flow and financial condition.

In the ordinary course of business, we may be subject to losses resulting from product liability, accidents, acts of God and other claims against us, for which we may have no insurance coverage. While we currently carry commercial general liability, commercial boat liability, excess liability, product liability, cybersecurity, crime, special crime, drone, cargo stock throughput, builder’s risk, owner controlled insurance program, property, owners protective, workers’ compensation, employment practices, employed lawyers, production, fiduciary liability and directors’ and officers’ insurance policies, we may not maintain as much insurance coverage as other original equipment manufacturers do, and in some cases, we may not maintain any at all. Additionally, the policies that we have may include significant deductibles, and we cannot be certain that our insurance coverage will be sufficient to cover all or any future claims against us. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our financial condition and results of operations. Further, insurance coverage may not continue to be available to us or, if available, may be at a significantly higher cost, especially if insurance providers perceive any increase in our risk profile in the future.

Intellectual Property Risks

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

We cannot be certain that we are the first inventor of the subject matter to which we have filed a particular patent application, or that we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patent, trade secret (including those in our know-how), and other intellectual property laws, as well as employee and third-party nondisclosure agreements, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology and intellectual property. Our patent or trademark applications may not be granted, any patents or trademark registrations that may be issued to us may not sufficiently protect our intellectual property and any of our issued patents, trademark registrations or other intellectual property rights may be challenged by third parties. Any of these scenarios may result in limitations in the scope of our intellectual property or restrictions on our use of our intellectual property or may adversely affect the conduct of our business. Despite our efforts to protect our intellectual property rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be successful. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which would adversely affect our business, prospects, financial condition, results of operations, and cash flows.

If our patents expire or are not maintained, our patent applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products, which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We cannot assure you that our pending applications will issue as patents. Even if our patent applications issue into patents, these patents may be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with adequate protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. Many of these existing patents and patent applications might have priority over our patent applications and could subject our patents to invalidation or our patent applications to rejection. Finally, in addition to patents and patent applications that were filed before our patents and patent applications, any of our existing or future patents may also be challenged by others on the basis that they are invalid or unenforceable.

We may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other companies with similar or related technology, products or services. We are, and may in the future become, subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, we may be forced to pay monetary damages or be enjoined from using certain technology, products, services or knowledge. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our use of open source software in our applications could subject our proprietary software to general release, adversely affect our ability to sell our services and subject us to possible litigation, claims or proceedings.

We plan to use open source software in connection with the development and deployment of our products and services. Companies that use open source software in connection with their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses may require users who distribute proprietary software containing or linked to open source software to publicly disclose all or part of the source code to such proprietary software and/or make available any derivative works of the open source code under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. While we will monitor the use of open source software and try to ensure that open source software is not used in a manner that would subject our proprietary source code to these requirements and restrictions, such use could inadvertently occur, in part because open source license terms are often ambiguous and have generally not been interpreted by U.S. or foreign courts.

Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided as-is without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our platform depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for attackers to target and compromise our platform through cyber-attacks. Any of the foregoing risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

A significant portion of our intellectual property is not protected through patents or formal copyright registration. As a result, we do not have the full benefit of patent or copyright laws to prevent others from replicating our products, product candidates and brands.

We have not protected certain of our intellectual property rights through patents or formal copyright registration, and we do not currently have any issued patents and only have three design and four utility patent applications that we filed for, among other things, our propulsion system being developed and boat design. There can be no assurance that any patent will issue or if issued that the patent will protect our intellectual property. As a result, we may not be able to protect our intellectual property and trade secrets or prevent others from independently developing substantially equivalent proprietary information and techniques or from otherwise gaining access to our intellectual property or trade secrets. In such an instance, our competitors could produce products that are nearly identical to ours resulting in us selling less products or generating less revenue from our sales.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely on trade secrets, know-how and technology, which are not protected by patents, to protect the intellectual property behind our electric powertrain and for the construction of our boats. We have recently begun to use confidentiality agreements with our collaborators, employees, consultants, outside collaborators and other advisors to protect our proprietary technology and processes. We intend to use such agreements in the future, but these agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may need to defend ourselves against patent, copyright or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

The status of the protection of our intellectual property is unsettled as we do not have any issued patents, registered trademarks or registered copyrights and other than three design and four utility patent applications, we have not applied for the same. Companies, organizations or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell or market our powerboats and electric powertrains or use third-party components, which could make it more difficult for us to operate our business. In the future, we may receive communications from third parties that allege our products or components thereof are covered by their patents or trademarks or other intellectual property rights, we have not received any communication of this kind to date. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights. If we are determined to have infringed upon a third-party’s intellectual property rights, we may be required to do one or more of the following:

●	cease making, using, selling or offering to sell processes, goods or services that incorporate or use the third-party intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all;

●	redesign our boats or other goods or services to avoid infringing the third-party intellectual property;

●	establish and maintain alternative branding for our products and services; or

●	find-third providers of any part or service that is the subject of the intellectual property claim.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Risks Related to Our Industry

Demand in the powerboat industry is highly volatile.

Volatility of demand in the powerboat industry, especially for recreational powerboats and electric powerboats, may materially and adversely affect our business, prospects, operating results and financial condition. The markets in which we will be competing have been subject to considerable volatility in demand in recent periods. Demand for recreational powerboats depends to a large extent on general, economic and social conditions in a given market. Historically, sales of recreational powerboats decrease during economic downturns. We have fewer financial resources than more established powerboat manufacturers to withstand adverse changes in the market and disruptions in demand.

General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.

Demand for premium boat brands has been significantly influenced by weak economic conditions, low consumer confidence, high unemployment, and increased market volatility worldwide, especially in the U.S. In times of economic uncertainty and contraction, consumers tend to have less discretionary income and tend to defer or avoid expenditures for discretionary items, such as our products. Sales of our products are highly sensitive to personal discretionary spending levels. Our business is cyclical in nature and its success is impacted by economic conditions, the overall level of consumer confidence and discretionary income levels. Any substantial deterioration in general economic conditions that diminishes consumer confidence or discretionary income may reduce our sales and materially adversely affect our business, financial condition and results of operations. We cannot predict the duration or strength of an economic recovery, either in the U.S. or in the specific markets where we sell our products. Corporate restructurings, layoffs, declines in the value of investments and residential real estate, higher gas prices, higher interest rates, and increases in federal and state taxation may each materially adversely affect our business, financial condition, and results of operations.

Consumers often finance purchases of our products. Although consumer credit markets have improved, consumer credit market conditions continue to influence demand, especially for boats, and may continue to do so. There continue to be fewer lenders, tighter underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions worsen, and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates, it could result in a decrease in the sales of our products.

Global economic conditions could materially adversely impact demand for our products and services.

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence, including a significant recent market reaction to the novel coronavirus (COVID-19), resulting in a significant reduction in many major market indices. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in.

●	customers postponing purchases of our products and services in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values and other macroeconomic factors, which could have a material negative effect on demand for our products and services; and

●	third-party suppliers being unable to produce parts and components for our products in the same quantity or on the same timeline or being unable to deliver such parts and components as quickly as before or subject to price fluctuations, which could have a material adverse effect on our production or the cost of such production.

Our sales may be adversely impacted by increased consumer preference for other leisure activities or used boats or the supply of new boats by competitors in excess of demand.

Our boats are not necessities and in times of economic hardship, consumers may cease purchasing non-essential items. Demand for our boats may be adversely affected by competition from other activities that occupy consumers’ leisure time and by changes in consumer lifestyle, usage pattern or taste. Similarly, an overall decrease in consumer leisure time may reduce consumers’ willingness to purchase and enjoy our boats.

During the economic downturn that commenced in 2008, for example, there was a shift in consumer demand toward purchasing more used boats, primarily because prices for used boats are typically lower than retail prices for new boats. If this were to occur again, it could have the effect of reducing demand among retail purchasers for our new boats. Also, while we have balanced production volumes for our boats to meet demand, our competitors could choose to reduce the price of their products, which could have the effect of reducing demand for our new boats. Reduced demand for new boats could lead to reduced sales by us, which could adversely affect our business, results of operations, and financial condition.

Risks Relating to Ownership of our Common Stock

Terms of subsequent financings may adversely impact your investment.

We may have to engage in common equity, debt, or preferred stock financing in the future. Your rights and the value of your investment in our securities could be reduced. Interest on debt securities could increase costs and negatively impacts operating results. Preferred stock could be issued in series from time to time with such designation, rights, preferences, and limitations as needed to raise capital. The terms of preferred stock could be more advantageous to those investors than to the holders of common shares. In addition, if we need to raise more equity capital from the sale of common shares, institutional or other investors may negotiate terms at least as, and possibly more, favorable than the terms of your investment. Shares of common stock which we sell could be sold into any market which develops, which could adversely affect the market price.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about our company and our industry. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our common stock could decline.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting, and other expenses that we did not previously incur.

We do not yet have adequate internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

We do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to expend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

Our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the market price of our common stock.

Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act as a public company could have a material adverse effect on our business and share price.

Prior to the completion of our initial public offering, we have not had to independently comply with Section 404(a) of the Sarbanes-Oxley Act. Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. We anticipate being required to meet these standards in the course of preparing our financial statements as of and for the period of inception (October 15, 2021) through December 31, 2022, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, once we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm will be required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We are in the process of reviewing, documenting, and testing our internal control over financial reporting, but we are not currently in compliance with, and we cannot be certain when we will be able to implement, the requirements of Section 404(a). We may encounter problems or delays in implementing any changes necessary to make a favorable assessment of our internal control over financial reporting. In addition, we may encounter problems or delays in completing the implementation of any public accounting firm after we cease to be an emerging growth company. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls after we cease to be an emerging growth company, investors could lose confidence in our financial information and the price of our common stock could decline.

Additionally, the existence of any material weakness or significant deficiency requires management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and share price.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iii) exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions and as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock) or a public float (based on our common stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for your common stock.

It is possible that an active trading market will not develop or continue or, if developed, that any market will be sustained, which could make it difficult for you to sell your shares of our common stock at an attractive price or at all. The initial public offering price of our common stock was determined by negotiations between us and the representative of the underwriters based upon a number of factors and may not be indicative of prices that will prevail in the open market following the consummation of this offering. Consequently, you may not be able to sell our shares of common stock at prices equal to or greater than the price you paid.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this prospectus, as well as the following:

●	Our operating and financial performance and prospects;

●	Our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

●	Conditions that impact demand for our products;

●	Future announcements concerning our business or our competitors’ businesses;

●	The public’s reaction to our press releases, other public announcements, and filings with the SEC;

●	The size of our public float;

●	Coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

●	Market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

●	Strategic actions by us or our competitors, such as acquisitions or restructurings;

●	Changes in laws or regulations that adversely affect our industry or us;

●	Changes in accounting standards, policies, guidance, interpretations, or principles;

●	Changes in senior management or key personnel;

●	Issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

●	Changes in our dividend policy;

●	Adverse resolution of new or pending litigation against us; and

●	Changes in general market, economic, and political conditions in the U.S. and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price paid for the common stock or at all. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at significantly inflated rates that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

We do not intend to pay dividends on our common stock for the foreseeable future.

We presently have no intention to pay dividends on our common stock at any time in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. Furthermore, our ability to declare and pay dividends may be limited by instruments governing future outstanding indebtedness we may incur.

FINRA sales practice requirements may limit your ability to buy and sell our common shares, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares and, thereby, depress their market prices.

Volatility in our common shares price may subject us to securities litigation.

The market for our common shares may have, when compared to seasoned issuers, significant price volatility, and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We have broad discretion in the use of the net proceeds from our initial public offering and may not use them effectively.

Our management has broad discretion in the application of the net proceeds from our initial public offering, and you do not have the opportunity to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from this offering, their ultimate use may vary substantially from their currently intended use. The failure by our management to apply those funds effectively could harm our business.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our corporate charter and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

●	our board of directors is divided into three classes, one class of which is elected each year by our stockholders with the directors in each class to serve for a three-year term;

●	the authorized number of directors can be changed only by resolution of our board of directors;

●	directors may be removed only by the affirmative vote of the holders of at least sixty percent (60%) of our voting stock, whether for cause or without cause;

●	our bylaws may be amended or repealed by our board of directors or by the affirmative vote of sixty-six and two-thirds percent (66 2/3%) of our stockholders;

●	stockholders may not call special meetings of the stockholders or fill vacancies on the board of directors;

●	our board of directors will be authorized to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;

●	our stockholders do not have cumulative voting rights, and therefore our stockholders holding a majority of the shares of common stock outstanding will be able to elect all of our directors; and

●	our stockholders must comply with advance notice provisions to bring business before or nominate directors for election at a stockholder meeting.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of state actions that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, employees, control persons, underwriters, or agents, which may discourage lawsuits against us and our directors, employees, control persons, underwriters, or agents. Additionally, a court could determine that the exclusive forum provision is unenforceable, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find these provisions of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.

We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. See “Risk Factors — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future” and “Description of Certain Indebtedness.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

None.

(c)	Use of Proceeds.

On August 16, 2022, we consummated ours initial public offering of 3,000,000 shares of our common stock at a public offering price of $5.00 per share and an additional 450,000 shares of common stock upon exercise of the over-allotment option, generating gross proceeds of $17,250,000 (the “IPO”) pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-255134), which was declared effective by the SEC on August 11, 2022. After deducting underwriting discounts and commissions of approximately $1.3 million , and other offering expenses payable by us of approximately $1.3 million, we received approximately $14.7 million in net proceeds from our initial public offering. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the representative of the several underwriters for the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 15, 2021 pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in our operating cash account.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation filed with the Secretary of State of Delaware on October 15, 2021
3.2	Bylaws
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on October 29, 2021
3.4	Certificate of Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 22, 2022
3.5	Amended and Restated Certificate of Incorporation
3.6	Amended and Restated Bylaws
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: August 25, 2022	By:	/s/ Jim Leffew
Jim Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2022	By:	/s/ Nicole Camacho
Nicole Camacho
Chief Financial Officer
(Principal Financial and Accounting Officer)