Form 10-Q/A
period 2022-06-30
Forza X1, Inc.
filed 2022-10-07
CIK 1901305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-41469

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

As of August 24, 2022, there were 10,450,000 shares of Common Stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Forza X1, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 25, 2022 (the “Form 10-Q”), solely to correct a typographical error on the Form 10-Q cover page. The cover page of the Form 10-Q incorrectly stated that as of August 24, 2022, there were 7,000,000 shares of the Company’s common stock, par value $0.001 per share, outstanding. The cover page of this Form 10-Q/A correctly states that as of August 24, 2022, there were 10,450,000 shares of the Company’s common stock outstanding.

This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

ITEM 6.	EXHIBITS.

Exhibit No.	Description of Exhibit
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

 ________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: October 7, 2022	By:	/s/ Jim Leffew
Jim Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: October 7, 2022	By:	/s/ Nicole Camacho
Nicole Camacho
Chief Financial Officer
(Principal Financial and Accounting Officer)