Form 10-Q
period 2022-09-30
Forza X1, Inc.
filed 2022-11-07
CIK 1901305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☒ ☐ Registrant became subject to such filing requirements on August 11, 2022.

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

As of November 6, 2022, there were 10,450,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

Summary of Risks Associated with Our Business

●	We are a start-up entity and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Our limited operating history makes it difficult for us to evaluate our future business prospects.
●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.
●	Our distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, prospects, financial condition, results of operations, and cash flows difficult.
●	Our ability to generate meaningful product revenue will depend on consumer adoption of electric boats.
●	We may be unable to adequately control the capital expenditures and costs associated with our business and operations.
●	We may not be able to commence production of our electric boats as planned.
●	We may not receive anticipated grant funding.
●	We could experience cost increases or supply disruptions.
●	We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our boats, with whom we do not have long-term agreements, and if they become unwilling or unable to provide an adequate supply of semiconductor chips, our business would be adversely impacted.
●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.
●	We have a large fixed cost base that will affect our profitability if our sales decrease.
●	A significant number of our shares of outstanding common stock is currently owned by a single stockholder, and it may therefore be able to substantially control our management and affairs.
●	Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.
●	Our business may be materially affected by the COVID-19 Outbreak.
●	Our annual and quarterly financial results are subject to significant fluctuations.
●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations, especially during the peak boating season.
●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business, financial condition and results of operations.
●	If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.
●	We will rely on third-party suppliers to provide components and raw materials essential to the construction of our boats and anticipate such reliance to continue once we commercialize our products.
●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.
●	Our boats will use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.
●	Product warranty claims or product recalls could have a material adverse impact on our results of operations.
●	The nature of our business exposes us to workers’ compensation claims and other workplace liabilities.
●	If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.
●	Our industry is characterized by intense competition, which affects our sales and profits.
●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes which could adversely affect the demand for our boats or increase our operating costs.
●	Our sales and profitability depend, in part, on the successful introduction of new products.
●	Our success depends upon the continued strength of our brand, the value of our brand, and sales of our products could be diminished as a result of negative publicity.
●	Our passion and focus on delivering a high-quality and engaging Forza X1 experience may not maximize short-term financial results.

●	Extended periods of low petroleum-based fuel prices could adversely affect demand for our boats.
●	We will rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.
●	If our boats fail to perform as expected, our business could be harmed.
●	Our boats will rely on software and hardware that is highly technical.
●	We have no experience servicing our boats.
●	We may not be able to execute our manufacturing strategy successfully.
●	We may need to raise additional capital that may be required to grow our business.
●	If we fail to manage future growth effectively, we may not be able to market or sell our products successfully.
●	We depend upon our executive officers and we may not be able to retain them.
●	We may attempt to grow our business through acquisitions or strategic alliances and new partnerships.
●	We rely on network and information systems and other technologies for our business activities and certain events, such as computer hackings or viruses, may disrupt our operations.
●	Uninsured losses could result in payment of substantial damages.
●	Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.
●	If our patents expire or are not maintained, our patent applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products.
●	We may in the future become, subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
●	Our use of open source software in our applications could subject our proprietary software to general release.
●	A significant portion of our intellectual property is not protected through patents or formal copyright registration.
●	Confidentiality agreements with employees may not adequately prevent disclosure of trade secrets.
●	We may need to defend ourselves against patent, copyright or trademark infringement claims.
●	Demand in the powerboat industry is highly volatile.
●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.
●	Global economic conditions could materially adversely impact demand for our products and services.
●	Our sales may be adversely impacted by increased consumer preference for other activities or other boats.
●	Terms of subsequent financings may adversely impact your investment.
●	If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry, the price of our common stock could decline.
●	The obligations associated with being a public company will require significant resources.
●	We do not yet have adequate internal controls.
●	Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements.
●	Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for your common stock.
●	We do not intend to pay dividends on our common stock for the foreseeable future.
●	FINRA sales practice requirements may limit your ability to buy and sell our common shares.
●	Volatility in our common shares price may subject us to securities litigation.
●	We have broad discretion in the use of the net proceeds from our initial public offering.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult.
●	Our amended and restated certificate of incorporation provides that the Delaware Court of Chancery will be the exclusive forum for certain types of state actions that may be initiated by our stockholders.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets:
Cash and cash equivalents	$13,940,706	$1,803,285
Prepaid expenses and other current assets	446,685	88,477
Total Current Assets	14,387,391	1,891,762

Deferred offering costs	—	105,500
Property and equipment, net	631,253	235,565
Total Assets	$15,018,644	$2,232,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,484	$13,333
Accrued liabilities	11,690	35,128
Contract liabilities – customer deposits	4,900	—
Due to Twin Vee	141,165	641,917
Total Current Liabilities	197,239	690,378

Total Liabilities	197,239	690,378

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock: 25,000,000 authorized; $0.001 par value; 10,450,000 and 7,000,000 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	10,450	7,000
Additional paid-in capital	17,477,744	1,993,000
Accumulated deficit	(2,666,789)	(457,551)
Total Stockholders’ Equity	14,821,405	1,542,449

Total Liabilities and Stockholders’ Equity	$15,018,644	$2,232,827

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Successor Company Three Months Ended September 30, 2022	Predecessor Company Three Months Ended September 30, 2021	Successor Company Nine Months Ended September 30, 2022	Predecessor Company Nine Months Ended September 30, 2021

Net sales	$—	$—	$—	$—
Cost of products sold	66,543	—	90,633	—
Gross (loss) profit	(66,543)	—	(90,633)	—

Operating expenses:
Selling, general and administrative	125,851	21,006	267,657	56,106
Salaries and wages	515,833	—	994,982	—
Research and development	283,936	61,091	718,375	61,091
Professional fees	35,221	—	70,831	—
Depreciation	18,744	133	37,816	133
Total operating expenses	979,585	82,230	2,089,661	117,330
Loss from operations	(1,046,128)	(82,230)	(2,180,294)	(117,330)

Other (expense) income:
Interest expense	(1,112)	(3,291)	(1,970)	(8,488)
Interest income	4,577	—	4,608	—
Gain from insurance recovery	—	—	—	130,000
Loss on disposal of asset	—	—	(31,582)	(190,252)
Total other income (expenses)	3,465	(3,291)	(28,944)	(68,740)

Net loss	$(1,042,663)	$(85,521)	$(2,209,238)	$(186,070)
Basic and diluted (loss) per common share	$(0.12)	$(0.01)	$(0.29)	$(0.03)

Weighted average common shares outstanding basic and diluted	8,837,470	7,000,000	7,619,275	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in	(Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit)	Equity
Predecessor Balance, January 1, 2021	—	$—	$—	$—	$—
Net loss for the period	—	—	—	(19,192)	(19,192)
Predecessor Balance, March 31, 2021	—	—	—	(19,192)	(19,192)
Net loss for the period	—	—	—	(81,357)	(81,357)
Predecessor Balance, June 30, 2021	—	—	—	(100,549)	(100,549)
Net loss for the period	—	—	—	(85,521)	(85,521)
Predecessor Balance, September 30, 2021	—	$—	$—	$(186,070)	$(186,070)

For the Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Successor Balance, January 1, 2022	7,000,000	$7,000	$1,993,000	$(457,551)	$1,542,449
Net loss	—	—	—	(514,292)	(514,292)
Successor Balance, March 31, 2022	7,000,000	7,000	1,993,000	(971,843)	1,028,157
Capital contributions from Twin Vee			500,000		500,000
Net loss	—	—	—	(652,283)	(652,283)
Successor Balance, June 30, 2022	7,000,000	7,000	2,493,000	(1,624,126)	875,874
Common stock issued for cash	3,450,000	3,450	14,826,039	—	14,829,489
Stock-based compensation			158,705	—	158,705
Net loss	—	—	—	(1,042,663)	(1,042,663)
Successor Balance, September 30, 2022	10,450,000	$10,450	$17,477,744	$(2,666,789)	$14,821,405

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)

Successor Company Nine Months Ended September 30, 2022	Predecessor Company Nine Months Ended September 30, 2021

Cash Flows From Operating Activities
Net loss	$(2,209,238)	$(186,070)
Adjustments to reconcile net loss:
Depreciation expense of property and equipment	37,816	133
Stock based compensation	158,705	—
Loss on disposal of assets	31,582	190,252
Prepaid expenses and other current assets	(358,208)	—
Accounts payable	26,151	—
Contract liabilities – customer deposits	4,900	—
Accrued liabilities	(23,438)	9,560
Net cash (used in) provided by operating activities	(2,331,730)	13,875

Cash Flows From Investing Activities
Insurance proceeds	—	130,000
Purchase of property and equipment	(465,086)	(492,947)
Net cash used in investing activities	(465,086)	(362,947)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	15,231,350	—
Deferred offering costs	(296,361	)-	—
Capital contributions from Twin Vee	500,000	349,072
Repayments of advances from Twin Vee parent	(890,198)	—
Advances from Twin Vee	389,446	—
Net cash provided by financing activities	14,934,237	349,072

Net change in cash and cash equivalents	12,137,421	—
Cash and cash equivalents at beginning of period	1,803,285	—
Cash and cash equivalents at end of period	$13,940,706	$—

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,970	$8,488

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORZA X1, INC.

 NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

1.	Organization and Summary of Significant Accounting Policies

Organization

Forza X1, Inc. (“Forza”) was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, but subsequently changed its name to Forza X1, Inc. on October 29, 2021. The Company’s parent company was incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009, and reincorporated in Delaware on April 7, 2021, as Twin Vee PowerCats Co. (“Twin Vee”).

Prior to October 15, 2021, Twin Vee dedicated resources to designing and building prototype electric boats. These resources and expenditures were segregated in Twin Vee’s financial statements and have been carved out and included as the predecessor herein for the period January 1, 2021 through September 30, 2021.

The accompanying condensed financial statements include the historical accounts of Forza X1, Inc. and its predecessor, the carve-out of the electric segment business of Twin Vee. Forza is in the business of design and development of electric boats. Forza has a December 31st fiscal year-end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2022 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2021 included in the Company’s Prospectus on Form 424(b)(4) filed with the SEC on August 15, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $13,940,706 and $1,803,285, respectively.

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of September 30, 2022 and December 31, 2021, the Company had $13,632,579 and $1,492,019, respectively, in excess of FDIC insured limits.

1.	Property and Equipment

At September 30, 2022 and December 31, 2021, property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Building - construction in progress	—	53,250
Equipment	41,742	—
Computer hardware and software	22,478	8,998
Prototype	142,526	142,525
Molds and fixtures	450,870	34,000
	657,616	238,773
Less accumulated depreciation	(26,363)	(3,208)
	$631,253	$235,565

Depreciation expense of property and equipment of $37,816 and $133 for the nine months ended September 30, 2022 and 2021 (Predecessor), respectively.

2.	Related Party Transaction

As of September 30, 2022 and December 31, 2021, the Company had current liabilities of $141,165 and $641,917, respectively, due to Twin Vee. Twin Vee funded the Company’s working capital needs, primarily for prototyping, consulting services, rent, interest and payroll.

Associated with amounts advanced and due to Twin Vee, for the nine months ended September 30, 2022 and 2021 (Predecessor), we recorded interest expense of $1,970 and $8,488, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly, thereafter for management fee associated with the use of shared management resources. The September 2022 agreement has a term of one year and will expire on August 31, 2023. For the nine months ended September 30, 2022 and 2021 (Predecessor), the Company recorded management fees of $46,725 and $45,000, respectively, pursuant to a management agreements with Twin Vee, for various management services.

For the nine months ended September 30, 2022 and 2021 (Predecessor) the Company recorded rent expense of approximately $10,200 and $7,650, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet, from January of 2021 through August 2022, in September of 2022 the month-to-month rent was adjusted to $3,400 per month, as the number of test boats has increased from 1 to 5, and the Company required additional space, approximately 4,100 square feet. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process, our corporate headquarters are located at Twin Vee’s location, however a number of our employees and consultants work remotely.

During the nine months ended September 30, 2022 and 2021 (Predecessor), the Company repaid advancements from Twin Vee of $890,198 and $0, respectively. Twin Vee invested an additional $500,000 in the Company, for ongoing operating costs. No additional shares of common stock or other rights were issued to Twin Vee for such additional investment.

3.	Accrued Liabilities

At September 30, 2022 and December 31, 2021, accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued wages and benefits	$8,986	$16,090
Accrued operating expense	2,704	19,038
Total	$11,690	$35,128

4.	Liquidity

As of September 30, 2022, the Company had cash and cash equivalents, and working capital of $13,940,706 and $14,190,152, respectively, compared to $1,803,285 and $1,201,384, respectively, on December 31, 2021. In August of 2022 the Company completed its initial public offering that closed on August 16, 2022 (the “IPO”), which increased its cash by $15,231,350. The Company has incurred a net loss of $2,209,238 and $186,070 for the nine months ended September 30, 2022 and 2021 (Predecessor), respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

5.	Commitments and Contingencies

Short-term lease

In August of 2022, the Company signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the nine months ended September 30, 2022, the lease expense was $2,200.

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

6.	Stockholders’ Equity

Common Stock Warrants

As of September 30, 2022, the Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the nine months ended September 30, 2022.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan will automatically increase on January 1, 2023. As of September 30, 2022, there were 683,500 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the nine months ended September 30, 2022 and 2021 (Predecessor), the Company recorded $158,705 and $0, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations.

Forza’s 2022 Stock Incentive Plan (the “Plan”) Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2022:

Nine months ended
September 30,
2022
Expected term	5 years
Expected average volatility	115%
Expected dividend yield	—
Risk-free interest rate	2.98%

The expected volatility of the option is determined using historical volatilities based on historical stock price of comparable boat manufacturing companies. The Company estimated the expected life of the options granted based upon historical weighted average of comparable boat manufacturing companies. The risk-free interest rate is determined using the U.S. Department of the Treasury yield curve rates with a remaining term equal to the expected life of the option. The Company has never paid a dividend, and as such the dividend yield is 0.0%

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)

Outstanding, December 31, 2021	—	$0.00	0.00
Granted	816,500	5.00	10.00
Exercised	—	—	—
Outstanding, September 30, 2022	816,500	$5.00	9.87

Exercisable options, September 30, 2022	47,194	$5.00	9.87

At September 30, 2022, 769,306 options are unvested and expected to vest over the next five years.

7.	Subsequent Events

The Company has evaluated all event or transactions that occurred after September 30, 2022 through November 6, 2022, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure, other than those discussed below.

On October 7, 2022, the Company signed a two-year lease agreement, on a warehouse facility to begin building out our prototype boats. The monthly rent will be $6,600 the first year and $6,798 the second year.

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

To date, we have completed the design of the 25-foot FX1 dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year. On October the 28th, the running surface of the boat and all major components were tested successfully for several hours on the Indian River Lagoon in Fort Pierce, Florida. While the motor and control systems have been successfully trialed previously, this was the first voyage including all major components, production batteries, fully functioning “alpha” engine design, control system - including 22” Garmin screen, and Osmosis telematics unit. The performance of the boat exceeded all expectations and will provide a great baseline for improvements, iterations, and design enhancements. We anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023. Forza X1 will continue to build prototype engines and boats for the next six to nine months.

We believe that the boating industry will follow in the footsteps of the electrification of the automotive industry by creating electric boats that meet or exceed the traditional boating consumer’s expectations of price, value and run times. In other words, electric boats must offer a similar experience when compared to traditional gas-powered boats in terms of size, capability and price point.

Our initial two models, the FX1 Dual Console and FX1 Center Console, are being designed to be 25-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. The initial launch of FX1 will include our proprietary designed single electric outboard motor. Both FX1 models will have high-powered, liquid-cooled battery packs and a vehicle control unit with our proprietary control software all integrated into a 22-inch master control touch screen that will be used to control most functions of the boat. We have also filed three design and four utility patent applications with the U.S. Patent and Trademark Office relating to, among other things, our propulsion system being developed and boat design.

We plan to operate in a fundamentally different manner and structure than traditional marine manufacturers and boat dealers by adopting a direct-to-consumer sales model. We are building a dedicated web and app-based platform for sales, deliveries, and service operations to change the personal boat buying and marine service experience through technological innovation, ease of use, and flexibility. We intend to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support our growth. We believe our approach will enable us to operate more cost-effectively, provide a better customer experience and incorporate customer feedback more quickly into our product development and manufacturing processes. We believe this strategy will allow us to deliver uncompromised and premium experiences well beyond what is available through the standard dealership model.

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

To date much of our operational activity has been related to the design and build of prototype, as such we do not have any sales or cost of goods sold. The design of our new electric boat shell has been completed and we are now preparing to begin our production process by securing molds for the FX1 line. The design on the control system, has been completed, and we are now in the testing phase. To date we have not generated any revenues. Other than designing and building the prototype our only other activities for the three and nine months ended September 30, 2022 and 2021, periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor), have been organizational and activities and those necessary to prepare for our initial public offering. We do not expect to generate any operating revenues until we complete the design and build of our EV boats and commercialize them. We will generate non-operating income in the form of interest income on cash and cash equivalents until such time as we generate operating revenue. We expect to incur increased expenses after the closing of the IPO as a result of being a public company (for legal, financial reporting, accounting and auditing compliance). In addition, we expect our expenses to increase substantially for expenses associated with building a new manufacturing facility.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Successor Company Three Months Ended September 30,	Predecessor Company Three Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$—	$—	—	—
Cost of products sold	$66,543	$—	66,543	—
Gross loss	$(66,543)	$—	(66,543)	—
Operating expenses	$979,585	$82,230	897,355	1,091%
Loss from operations	$(1,046,128)	$(82,230)	(963,898)	1,172%
Other income (expense)	$3,465	$(3,291)	6,756	(205%)
Net loss	$(1,042,663)	$(85,521)	(957,142)	1,119%
Net loss per common share: Basic and Diluted	$(0.12)	$(0.01)	(0.11)	866%
Weighted average number of common shares outstanding: Basic and diluted	8,837,470	7,000,000

Operating Expenses

Operating expenses for the quarter ended September 30, 2022 increased by $897,355 to $979,585 (Successor) as compared to $82,230 (Predecessor) for the quarter ended September 30, 2021. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the quarter ended September 30, 2022 were $283,936 (Successor) compared to $61,091 (Predecessor) for the quarter ended September 30, 2021. Salaries and wages for the quarter ended September 30, 2022 were $515,833 (Successor) compared to $0 (Predecessor) for the quarter ended September 30, 2021, and were related to the design of our fully electric motor, control system and boat. For the quarter ended September 30, 2022 salaries and wages included $158,705 (Successor) of stock option expense, compared to $0 (Predecessor) for the quarter ended September 30, 2021. Our expenses for selling, general and administrative for quarters ended September 30, 2022, were $125,851 (Successor) and $21,006 (Predecessor) for the quarter ended September 30, 2021. Professional fees for the quarter ended September 30, 2022 were $35,221 (Successor), and $0 (Predecessor) for the quarter ended September 30, 2021. Depreciation for the quarter ended September 30, 2022 was $18,744 (Successor) compared to $133 (Predecessor) for the quarter ended September 30, 2022, this is due to the addition of assets throughout 2022, we would anticipate continued increases as we purchase equipment and molds.

Other expense and income

Interest expense was $1,112 and $3,291, respectively for the quarter ended September 30, 2022 (Successor) and 2021 (Predecessor).

Interest income was $4,577 and $0, respectively for the quarter ended September 30, 2022 (Successor) and 2021 (Predecessor).

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides certain selected financial information for the periods presented:

	Successor Company Nine Months Ended September 30,	Predecessor Company Nine Months Ended September 30,
	2022	2021	Change	% Change
Net sales	$—	$—	—	—
Cost of products sold	$90,633	$—	90,633	—
Gross (loss) profit	$(90,633)	$—	(90,633)	—
Operating expenses	$2,089,661	$117,330	1,972,331	1,681%
Loss from operations	$(2,180,294)	$(117,330)	(2,062,964)	1,758%
Other expense	$(28,944)	$(68,740)	39,796	(58%)
Net loss	$(2,209,238)	$(186,070)	(2,023,168)	1,087%
Basic and dilutive loss per share of common stock	(0.29)	(0.03)	(0.26)	991%
Weighted average number of shares of common stock outstanding	7,619,275	7,000,000

Operating Expenses

Operating expenses for the nine months ended September 30, 2022 increased by $1,972,331 to $2,089,661 (Successor) as compared to $117,330 (Predecessor) for the nine months ended September 30, 2021. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the nine months ended September 30, 2022 were $718,375 (Successor) compared to $61,091 (Predecessor) for the nine months ended September 30, 2021. Salaries and wages for the nine months ended September 30, 2022 were $994,982 (Successor) compared to $0 (Predecessor) for the nine months ended September 30, 2021. Included in salaries and wages for the nine months ended September 30, 2022 was $158,705 (Successor) of stock option expense, compared to $0 (Predecessor) for the nine months ended September 30, 2021. Our expenses for selling, general and administrative for the nine months ended September 30, 2022, were $267,657 (Successor) and $56,106 (Predecessor) for the nine months ended September 30, 2021. Professional fee for the nine months ended September 30, 2022 were $70,831 (Successor), and $0 (Predecessor) for the nine months ended September 30, 2021. Depreciation for the nine months ended September 30, 2022 was $37,816 (Successor) compared to $133 (Predecessor) for the nine months ended September 30, 2022.

Other expense and income

Interest expense was $1,970 and $8,488, respectively for the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor).

Interest income was $4,608 and $0, respectively for the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor).

Loss on the disposal of assets was $31,582 and $190,252, respectively for the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor). Our loss of $31,582 (Successor) for the nine months ended September 30, 2022 related to a deposit on a land purchase agreement in St. Lucie County. It has since been determined that the cost associated with building our factory on the that site was cost prohibitive. Our loss of $190,252 (Predecessor) for the nine months ended September 30, 2021 related to the loss of an asset from fire, which was somewhat offset with a gain from insurance recover of $130,000 (Predecessor).

Liquidity and Capital Resources

The following table provide selected financial data as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021	Change	% Change
Cash and cash equivalents	$13,940,706	$1,803,285	12,137,421	673.1%
Current assets	$14,387,391	$1,891,762	12,495,629	660.5%
Current liabilities	$197,239	$690,378	(493,139)	(71.4%)
Working capital	$14,190,152	$1,201,384	12,988,768	1,081.2%

As of September 30, 2022, we had cash and cash equivalents, and working capital of $13,940,706 and $14,190,152, respectively, compared to $1,803,285 and $1,201,384, respectively, on December 31, 2021. In August of 2022 we completed our IPO, which increased our cash be approximately $15,231,000. Prior to our IPO, our sole source of funding had been from Twin Vee. Twin Vee has financed our working capital needs, primarily prototyping, consulting services, rent, interest and payroll through an initial $2,000,000 equity investment. Subsequently Twin Vee invested an additional $500,000 in us on May 25, 2022, for ongoing operating costs. No additional shares of common stock or other rights were issued to Twin Vee for such additional investment. In addition, Twin Vee has provided management services to us for a monthly fee of $5,000. Additionally, we are allowed to use space at its facility for a variable monthly cost. We expect to continue to rent space from Twin Vee until we have built our own manufacturing facility. Upon the completion of the IPO we transitioned the management agreement with Twin Vee from an agreement providing management services to an administrative services agreement under which Twin Vee provide us with certain administrative services, such as procurement, shipping, receiving, storage and use of Twin Vee’s facility until our new planned facility is completed. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO to finance these expenses. We believe that our current capital resources, will be sufficient to fund our operations and growth initiative for at least 18 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, and we anticipate that our quarterly loss rate will increase, as we move into building and testing additional prototypes, we will have significant cash outflows for at least the next 12 months.

	Successor Company	Predecessor Company
	Nine Months Ended
	September 30,
	2022	2021	Change	% Change
Cash (used in) provided by operating activities	$(2,331,730)	$13,875	(2,345,605)	16,905%
Cash used in investing activities	$(465,086)	$(362,947)	(102,139)	28%
Cash provided by financing activities	$14,934,237	$349,072	14,585,165	4,178%
Cash at end of period	$13,940,706	$—	13,940,706	—

Cash Flow from Operating Activities

During the nine months ending September 30, 2022 (Successor) we generated negative cash flows from operating activities of $2,331,730 and during the nine months ending September 30, 2021 (Predecessor), we generated cash flows from operating activities of $13,875, respectively. During the nine months ending September 30, 2022 (Successor) and 2021 (Predecessor), we had a net loss of $2,209,238, and $186,070, respectively. During the nine months ending September 30, 2022 (Successor) our cash used in operating activities was impacted by an increase of prepaid expenses of $358,208 and accrued liabilities of $23,438, During the nine months ending September 30, 2022 (Successor), our cash used in operating activities was impacted by a decrease of accounts payable of $26,151, contract liabilities – customer deposits of $4,900 and by non-cash expenses of $228,103 due to depreciation, stock option expense and a loss on the disposal of assets. During the nine months ending September 30, 2021 (Predecessor) our cash provided by operating activities was impacted by a decrease of accrued liabilities of $9,560 and by non-cash expenses of $190,385 due to depreciation and a loss on the disposal of assets.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor), we used $465,086, and $362,947 in investing activities for the purchase of property and equipment, primarily for the molds for the new Forza deck and hull.

Cash Flows from Financing Activities

Prior to our IPO we had financed our operations primarily from capital provided from Twin Vee in the form of an equity investment and advances. During the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor), net cash provided by financing activities was $14,934,237, and $349,072. On August 16, 2022, we closed our initial public offering of 3,450,000 shares of our common stock at a public offering price of $5.00 per share, including 450,000 shares sold upon full exercise of the underwriter’s option to purchase additional shares, for net proceeds of $15,231,350. Additional cash from financing activities of $889,446 and $349,072 were provided from Twin Vee as an advance and a capital contribution, which was offset by repayment of advance from Twin Vee of $890,198, and $0, respectively. On May 25, 2022, Twin Vee, invested an additional $500,000 in our company, for ongoing operating costs. No additional shares of common stock or other rights were issued to Twin Vee for such additional investment. The advances bear interest at the rate of 6% per annum and during the nine months ended September 30, 2022 (Successor) and 2021 (Predecessor) we incurred $1,970, and $8,488 in interest expense.

 Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on four financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumption or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in the Quarterly report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving managements judgements and estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2022, the Company had cash and cash equivalents of $13,940,706, on December 31, 2021, the Company has cash and cash equivalents of $1,803,285.

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

Research and Development

Research and development costs are expensed when incurred. Such costs for the nine months ended September 30, 2022 were $718,375 compared to $61,091 for the period ending September 30, 2021.

Advertising Costs

Advertising and marketing costs are expensed as incurred. For the nine months ended September 30, 2022 advertising and marketing costs incurred by the Company totaled $8,314. For the periods October 15, 2021 through December 31, 2021 (Successor), January 1, 2021 through October 14, 2021 (Predecessor), and year ended December 31, 2020 (Predecessor) advertising and marketing costs incurred by the Company totaled $7,130, $0 and $0, respectively, and are included in selling and general and administrative expenses in the accompanying statements of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022 our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in Part II—Item 1A. “Risk Factors” contained elsewhere in this Quarterly Report on Form 10-Q, we previously identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. Significant progress has been made, we have hired additional staff and are in the process of training, the required procedures and controls have been implemented. We will be testing these controls over the coming months to verify that the material weakness has been remediated. We continue to work with outside consultants with the appropriate experience to aid in the remedy these weaknesses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, including the retention of a full-time controller and utilizing the assistance of outside advisors where appropriate.

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

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2022, we hired additional staff in our finance department and have developed and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

We are a company with an extremely limited operating history and have not generated any revenue from sales of our boats or other products and services to date. As we attempt to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to design and complete the design and engineering of the FX1 sport boat and its outboard electric motor and then reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of boats. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of the FX1 sport boat and its outboard electric motor, will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring the FX1 or other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of third-party consumer financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for the FX1 and our other commercial products, and ultimately our success.

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

While we have completed the design of the FX1 sport boat, significant testing of the fully integrated system will be required. There can be no assurance that we will be able to complete testing and continued development of the FX1 when anticipated, if at all, that we will be able to mass produce the FX1 or that the anticipated features or services to be included in the FX1 will create substantial interest or a market, and therefore our anticipated FX1 product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a small fire in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the fire. We cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the FX1 sport boat develops, there can be no assurance that we would be able to maintain that market.

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

Our distribution model is still in the planning stages. Although we have entered into an agreement with OneWater to market and sell our electric boats through their retail locations, we currently plan to mainly sell our boats directly to customers rather than through franchised dealerships (unless required to do so by certain states), primarily through the Forza website and app platform, subject to obtaining applicable dealer licenses and equivalent permits in such jurisdictions. In fact OneWater has agreed to integrate our web and app platform into kiosks located in their retail locations. The digital customer experience via our online platform will allow customers to research, shop, choose boat hull color, interior upholstery color, and a possible upgrade of an additional battery to extend run times, order, track and take delivery through our web-based and app platform. We have not yet: (i) entered into any arrangements with third parties to provide financing services through Forza’s web and app platform, (ii) hired staff for our intended support and service department or (iii) partnered with any third parties to address service needs or operate service centers. Once the customer places the order, their Forza account will request several documents, including license, insurance, etc., which can be uploaded online without ever speaking with a salesperson. If the customer has questions, concerns, or needs support through the sales and purchase process, they will be able to contact Forza through the website or app with any questions, concerns.

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

This model of boat distribution is relatively new, different from the predominant current distribution model for boat manufacturers and, with limited exceptions, unproven, which subjects us to substantial risk. We have no experience in selling or leasing boats direct-to-consumer and therefore this model may require significant expenditures and provide for slower expansion than the traditional dealer franchise system. For example, we will not be able to utilize long established relationships developed by Twin Vee with its dealer network. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies.

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

In addition, demand for electric boats may be affected by factors directly impacting boat prices or the cost of purchasing and operating boats such as sales and financing incentives including tax credits, prices of raw materials and parts and components, cost of fuel, availability of consumer credit, inflation and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition and results of operations. Further, sales of boats in the marine industry tend to be cyclical in many markets, which may expose us to increased volatility, especially as we expand and adjust our operations and retail strategies. Specifically, it is uncertain how such macroeconomic factors will impact us as a new entrant in an industry that has globally been experiencing a recent decline in sales.

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

We currently plan to manufacture our electric boats at a new state of the art carbon neutral factory that we plan to build in McDowell County, North Carolina. Until we are able to expand our manufacturing capacity and build the planned manufacturing facility, we expect to continue to share Twin Vee’s current manufacturing facility, which has a limited capacity and may not be able to satisfy our manufacturing needs. Although have entered into a Transition Services Agreement with Twin Vee, the Transition Services Agreement does not provide for any dedicated manufacturing capacity for us. Our ability to utilize Twin Vee’s manufacturing capacity pending completion of our own facility will be subject to its availability as determined by Twin Vee and Twin Vee has no obligation to make any manufacturing capacity available to us under the Transition Services Agreement. As a result, our ability to produce any boats will be limited to available capacity of the Twin Vee facility until our future manufacturing facility is operational. If Twin Vee does not provide manufacturing capacity, we would not be able to produce our electric boats unless or until we lease or purchase facilities and equipment necessary for our production purposes. Any facility that we build will require a significant capital investment and is expected to take at least one to two years to build and become fully operational. In addition, even if the construction of our planned facility is completed when anticipated, production at our facility could be delayed whether due to lack of equipment, workforce issues or other reasons. If we are unable to complete our own facility and commence production as planned, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected and the value of your investment in our company may be materially adversely affected.

We may not receive the anticipated grant funding.

On July 28, 2022, we received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of grant funding is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. We are currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful. If unsuccessful, we will not meet the conditions necessary to receive the grant funding and will be subject to the limited capacity at the Twin Vee factory that Twin Vee allows us, in its discretion, to use. There can be no assurance that we will meet the conditions necessary to receive the grant funding. We are currently in negotiations for a new site to build the Forza factory in North Carolina. There can be no assurance that the negotiations will be successful.

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

We rely on the existence of an available hourly workforce to manufacture our products. We also rely upon our engineers that are specialist in electric engineering. We cannot assure you that we will be able to attract and retain qualified employees to meet current or future needs at a reasonable cost, or at all. For instance, the demand for engineers has increased over the past several years and we will compete with many of the tech companies and automobile companies. In addition, the demand for skilled employees has increased recently with the low unemployment rates in both Florida and North Carolina, where we have, or will have, manufacturing facilities. Also, although none of our employees are currently covered by collective bargaining agreements, we cannot assure you that our employees will not elect to be represented by labor unions in the future. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. Significant increases in manufacturing workforce costs could materially adversely affect our business, financial condition or results of operations.

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

Twin Vee PowerCats Co. currently owns 67% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of Twin Vee PowerCats Co., and is also the Chairman of the Board and Chief Executive Officer of, Twin Vee PowerCats, Inc., the parent company of Twin Vee PowerCats Co. Mr. Visconti owns 58.2% of the outstanding stock of Twin Vee PowerCats, Inc. and Twin Vee PowerCats, Inc. owns 42.0% of the outstanding stock of Twin Vee PowerCats Co. As a result, Mr. Visconti is deemed to beneficially own 23.2% of Forza X1. As a result of   these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. and its ultimate parent company, Twin Vee PowerCats, Inc., will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider.

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

Several of our executive officers and directors are also officers and/or directors of our principal stockholder, Twin Vee, and certain of such executive officers and directors are, in turn, the principal stockholders of Twin Vee. Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company’s management, audit committee, compensation committee, nominating committee and other applicable board committees which will oversee questions of possible conflicts of interest and compensation, notwithstanding our effort to appoint independent directors that do not have these inherent conflicts. In addition, as a matter of practicality, efficiency and appropriate accounting, the costs of certain services (including salaries of executive officers) are allocated, which creates inter-company obligations.

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

We currently rely on the continuous operation of Twin Vee’s manufacturing facility in Fort Pierce, Florida for the production of our prototypes and expect such reliance to continue until such time, if ever, that we build a new facility to manufacture our electric boats. Any natural disaster or other serious disruption to Twin Vee’s facility or any new facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. Changes in climate could adversely affect our operations by limiting or increasing the costs associated with equipment or fuel supplies. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging Twin Vee’s facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at any such manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. These disruptions may also cause personal injury and loss of life, severe damage to or destruction of property and equipment, and environmental damage. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our manufacturing facility.

If we fail to manage our manufacturing levels while still addressing the seasonal retail pattern for our products, our business and margins may suffer.

The seasonality of retail demand anticipated for our products, based upon sales of Twin Vee’s products, will require us to manage our manufacturing to address anticipated retail demand. We will need to manage seasonal changes in consumer demand and inventory. If there is weakness in retail demand, we could be required to reduce our production, resulting in lower rates of absorption of fixed costs in our manufacturing and, therefore, lower margins. As a result, we will need to balance the economies of level production with the seasonal retail sales pattern we experience. Failure to adjust manufacturing levels adequately may have a material adverse effect on our financial condition and results of operations.

We will rely on third-party suppliers to provide components and raw materials essential to the construction of our boats and anticipate such reliance to continue once we commercialize our products.

We expect to depend on third-party suppliers to provide components and raw materials essential to the construction of our boats. While we believe that we will leverage Twin Vee’s relationships with its current suppliers to provide the materials necessary to meet production demand, we cannot assure you that these relationships will continue or that the quantity or quality of materials available from these suppliers will be sufficient to meet our future needs, irrespective of whether we successfully implement our growth strategy. We expect that our need for raw materials and supplies will increase as we produce boats for sale. Our suppliers must be prepared to ramp up operations and, in many cases, hire additional workers and/or expand capacity in order to fulfill the orders that will be placed by us and other customers. Operational and financial difficulties that our suppliers may face in the future could adversely affect their ability to supply us with the parts and components we need, which could significantly disrupt our operations.

Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.

Although Twin Vee has long term relationships with many of its suppliers that are also our suppliers, neither we nor Twin Vee have any formal agreements with any suppliers for the purchase of parts needed and our purchases currently are made on a purchase order basis. We have no binding commitment from our suppliers to supply any specified quantity of materials needed within any specified time period. In the event that our suppliers receive a large number of orders from other customers, there is a possibility that they will not be able to support our needs. If any of our current suppliers were to be unable to provide needed products to us, there can be no assurance that alternate supply arrangements will be made on satisfactory terms. If we need to enter into supply arrangements on unsatisfactory terms, or if there are any delays to our supply arrangements, it could adversely affect our business and operating results.

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

We believe that our brand will be a significant contributor to the success of our business and that maintaining and enhancing our brand is important to expanding our consumer and dealer base. Failure to continue to protect our brand may adversely affect our business, financial condition, and results of operations. We expect that our ability to develop, maintain and strengthen the Forza brand will also depend heavily on the success of our marketing efforts. To further promote our brand, we may be required to change our marketing practices, which could result in substantially increased advertising expenses, including the need to use traditional media such as television, radio and print. Many of our current and potential competitors have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain strong brands, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

Our passion and focus on delivering a high-quality and engaging Forza experience may not maximize short-term financial results, which may yield results that conflict with the market’s expectations and could result in our stock price being negatively affected.

We are passionate about enhancing the Forza experience with a focus on driving long-term customer engagement through innovative, technologically advanced boats, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the Forza experience, which we believe will improve our financial results over the long-term. In the near-term, we will focus significant resources on research and development and sales and marketing to deliver the Forza experience to our customers, which could impact our short-term financial results. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our customer growth, and our business, prospects, financial condition, results of operations, and cash flows could be harmed.

Extended periods of low gasoline or other petroleum-based fuel prices could adversely affect demand for our boats, which would adversely affect our business, prospects, results of operations and financial condition.

A portion of the current and expected demand for electric vehicles, including our boats, results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for electric vehicles, including our boats, could be reduced, and our business and revenue may be harmed.

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

We expect to rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance, safety, security, and costs. Twin Vee’s manufacturing plant consists of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, pandemics, fire, seismic activity, and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, products, supplies, tools and materials, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs, and potential legal liabilities, all which could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. Although we generally carry insurance to cover such operational risks, we cannot be certain that our insurance coverage will be sufficient to cover potential costs and liabilities arising therefrom. A loss that is uninsured or exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Because we have not begun commercial production of the FX1, we have no experience servicing or repairing our electric boats. Servicing electric boats is different than servicing boats with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. In addition, we plan to partner with certain third parties to perform some of the service on our boats, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our boats. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of boats we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our boats’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence, including a significant recent market reaction to the novel coronavirus (COVID-19), resulting in a significant reduction in many major market indices, as well as increasing inflation resulting in raised operating costs for many businesses, which could impact demand or pricing of our boats or employee wages. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in.

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

We could remain an “emerging growth company” for up to five years or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed fiscal quarter, and (c) the date on which we have issued more than $1 billion in non-convertible debt securities during the preceding three-year period.

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

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for them. Many factors, which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Quarterly Report on Form 10-Q, as well as the following:

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

Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. See “Risk Factors — Risks Relating to Ownership of Our Common Stock — We do not intend to pay dividends on our common stock for the foreseeable future.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Unregistered Sales of Equity Securities.

None.

(c)	Use of Proceeds.

On August 16, 2022, we closed ours initial public offering of 3,000,000 shares of our common stock at a public offering price of $5.00 per share and an additional 450,000 shares of common stock upon exercise of the over-allotment option, generating gross proceeds of $17,250,000 (the “IPO”) pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-261884), which was declared effective by the SEC on August 11, 2022. After deducting underwriting discounts and commissions of approximately $1.3 million, and other offering expenses payable by us of approximately $1.3 million, we received approximately $14.7 million in net proceeds from our initial public offering. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the representative of the several underwriters for the offering.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 15, 2022 pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated August 11, 2022, by and between Forza X1, Inc. and ThinkEquity, LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
10.1	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
10.2	Transition Services Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Twin Vee PowerCats Co. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
10.3	Forza X1, Inc. 2022 Stock Incentive Plan and form of Incentive Plan Option Agreement Non-Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-261884), filed with the Securities and Exchange Commission on July 25, 2022)
10.4	Employment Agreement, dated August 16, 2022, by and between Forza X1, Inc. and Joseph C. Visconti (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
10.5	Forza X1 and OneWater Agreement, dated August 17, 2022, by and between Forza X1, Inc. and OneWater Marine, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 18, 2022)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: November 7, 2022	By:	/s/ Jim Leffew
Jim Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Nicole Camacho
Nicole Camacho
Chief Financial Officer
(Principal Financial and Accounting Officer)