Form 10-Q
period 2023-03-31
Forza X1, Inc.
filed 2023-05-10
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, there   were 10,450,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$10,683,000	$12,767,199
Inventories	42,829	—
Due from Twin Vee	129,371	—
Prepaid expenses and other current assets	366,983	519,735
Total Current Assets	11,222,183	13,286,934

Operating lease right of use asset	140,658	162,069
Security deposit	7,517	7,517
Property and equipment, net	1,021,674	765,406
Total Assets	$12,392,032	$14,221,926

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,555	$99,028
Accrued liabilities	77,169	92,767
Finance leases - current portion	16,830	—
Operating lease right of use liability	87,789	86,245
Contract liabilities - customer deposits	5,800	5,300
Due to Twin Vee	—	169,851
Total Current Liabilities	237,143	453,191

Finance leases - noncurrent	72,739	—
Operating lease liability - noncurrent	45,916	68,532
Total Liabilities	355,798	521,723

Commitments and contingencies (Note 7)	—	—

Stockholders’ Equity:
Common stock: 25,000,000 authorized; $0.001 par value; 10,450,000 shares issued and outstanding	10,450	10,450
Additional paid in capital	18,118,548	17,777,385
Accumulated deficit	(6,092,764)	(4,087,632)
Total Stockholders’ Equity	12,036,234	13,700,203

Total Liabilities and Stockholders’ Equity	$12,392,032	$14,221,926

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,
	2023	2022

Net sales	$—	$—
Cost of products sold	49,941	11,078
Gross loss	(49,941)	(11,078)

Operating expenses:
Selling, general and administrative	354,662	77,865
Salaries and wages	862,764	182,286
Research and development	702,648	215,670
Professional fees	124,040	19,078
Depreciation	35,696	7,737
Total operating expenses	2,079,810	502,636

Loss from operations	(2,129,751)	(513,714)

Other income (expense):
Interest expense	(291)	(601)
Interest income	—	23
Dividend income	124,910	—
Total other income (expense)	124,619	(578)

Income before income tax	(2,005,132)	(514,292)
Income taxes provision	—	—
Net loss	$(2,005,132)	$(514,292)

Basic and diluted (loss) per common share	$(0.19)	$(0.07)

Weighted average common shares outstanding basic and diluted	10,450,000	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)

For the Three months end March 31, 2023 and 2022

	Common Stock		Additional Paid-in	(Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, January 1, 2022	700,000	$7,000	$1,993,500	$(457,551)	$1,542,949
Net loss	—	—	—	(514,292)	(514,292)
Balance, March 31, 2022	700,000	$7,000	$1,993,500	$(971,843)	$1,028,657

Balance, January 1, 2023	10,450,000	$10,450	$17,777,385	$(4,087,632)	$13,700,203
Stock-based compensation	—	—	341,163	—	341,163
Net loss	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	10,450	$18,118,548	$(6,092,764)	$12,036,234

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Cash Flows From Operating Activities
Net loss	$(2,005,132)	$(514,292)
Adjustments to reconcile net loss:
Depreciation	35,696	7,737
Stock based compensation	341,163	—
Change of right-of-use asset	21,411	—
Inventories	(42,829)	—
Prepaid expenses and other current assets	152,752	68,602
Accounts payable	(49,473)	23,645
Contract liabilities - customer deposits	500	(11,229)
Accrued liabilities	(15,598)	—
Operating lease liabilities	(21,072)	—
Net cash used in operating activities	(1,582,582)	(425,537)

Cash Flows From Investing Activities
Purchase of property and equipment	(199,599)	(39,870)
Net cash used in investing activities	(199,559)	(39,870)

Cash Flows From Financing Activities
Deferred offering costs	—	(116,394)
Finance lease liabilities	(2,836)	—
Repayments of advances from parent	(409,505)	(600,557)
Advances from parent	110,283	18,151
Net cash used in financing activities	(302,058)	(698,800)

Net change in cash and cash equivalents	(2,084,199)	(1,164,207)
Cash and cash equivalents at beginning of period	12,767,199	1,803,285
Cash and cash equivalents at end of period	$10,683,000	$639,078

Supplemental Cash Flow Information
Cash paid for income taxes	$—	$—
Cash paid for interest	$291	$601

Non Cash Financing Activities
Finance lease	$92,405	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORZA X1, INC.

  NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s 10-K filed with the SEC on March 28, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $10,683,000 and $12,767,199, respectively.

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of March 31, 2023 and December 31, 2022, the Company had $10,271,464 and $12,446,216, respectively, in excess of FDIC insured limits.

2.	Property and Equipment

At March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Building - construction in progress	25,071	10,031
Equipment	195,148	59,806
Computer hardware and software	38,847	37,016
Software and website development	90,396	35,572
Furniture and fixtures	2,152	—
Vehicles	48,825	—
Prototype	142,526	142,526
Molds and fixtures	562,916	528,966
	1,105,881	813,917
Less accumulated depreciation	(84,207)	(48,511)
	$1,021,674	$765,406

Depreciation expense of property and equipment of $35,696 and $7,737 for the three months ended March 31, 2023 and 2022, respectively.

3. Leases

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

The Company leases a warehouse facility, and the land upon which the warehouse is located which are located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment is $7,517 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The base rent will increase three percent (3%) on October 15, 2023.

At March 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	March 31,	December 31,
	2023	2022
Operating lease ROU asset	$140,658	$162,069

	March 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$87,789	$86,245
Non-current portion	45,916	68,532
Total lease liabilities	$133,705	$154,777

At March 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31,

2023	$68,552
2024	61,937
Total lease payment	$130,489

The following summarizes other supplemental information about the Company’s operating lease:

March 31, 2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.58

Three Months Ended March 31, 2023
Operating lease cost	$22,550
Total lease cost	$22,550

The Company has finance leases for a vehicle and a forklift. The Company entered into the forklift lease in January of 2023, it is a 60-month lease at a 7.5% interest rate. The Company entered into the vehicle lease in February of 2023, it is a 60-month lease at a 3% interest rate. The current portion of the lease liabilities was $16,830 for the three months ended March 31, 2023, and the non-current portion was $72,739.

4.	Related Party Transaction

As of March 31, 2023 and December 31, 2022, the Company had current liabilities of $0 and $169,851, respectively, due to Twin Vee. Prior to the Company’s initial public offering (“IPO”), Twin Vee funded the Company’s working capital needs, primarily for prototyping, consulting services, rent, interest and payroll. As of March 31, 2023 and December 31, 2022 the Company had current assets of $129,371 and $0, respectively, due from Twin Vee, due to intercompany transactions.

Associated with amounts advanced and due to Twin Vee, for the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $426 and   $601, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement has a term of one year and will expire on August 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recorded management fees of $20,400 and $15,000, respectively, pursuant to a management agreement with Twin Vee, for various management services.

For the three months ended March 31, 2023 and 2022 the Company recorded rent expense of approximately $10,200 and $2,550, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet, from January of 2021 through August 2022, in September of 2022 the month-to-month rent was adjusted to $3,400 per month, as the number of test boats had increased from 1 to 5, and the Company required additional space, approximately 4,100 square feet. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location, however a number of its employees and consultants work remotely.

During the three months ended March 31, 2023 and 2022, the Company repaid advancements from Twin Vee of $409,505 and $600,557, respectively, and had advancements from Twin Vee of $110,283 and $18,151, respectively.

5.	Accrued Liabilities

At March 31, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued wages and benefits	$47,910	$56,581
Accrued operating expense	29,259	36,186
Total	$77,169	$92,767

6.	Liquidity

As of March 31, 2023, the Company had cash and cash equivalents and working capital of $10,683,000 and $10,985,040, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. The Company has incurred a net loss of $2,005,132 and $514,292 for the three months ended March 31, 2023 and 2022, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

7.	Commitments and Contingencies

Short-term lease

In August of 2022, the Company signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. During the three months ended March 31, 2023, the lease expense was $2,200.

Litigation

The Company is currently involved in a civil litigation in the normal course of business, the Company does not consider this to be material.

8.	Stockholders’ Equity

Common Stock Warrants

As of March 31, 2023, the Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027. There was no warrant activity during the three months ended March 31, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023. As of March 31, 2023, there were 568,750 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the three months ended March 31, 2023 and 2022, the Company recorded $341,163 and $0, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations.

Forza’s 2022 Stock Incentive Plan (the “Plan”)- Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the three months ended March 31, 2023:

Three months ended
March 31,
2023
Expected term	5 years
Expected average volatility	111 - 115%
Expected dividend yield	—
Risk-free interest rate	2.98-3.62%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	10.00	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(36,944)	1.33	9.74	—
Outstanding, March 31, 2023	1,404,556	$3.46	9.51	$4,009,913

Exercisable options, March 31, 2023	240,583	$4.21	9.44

9.	Subsequent Events

The Company has evaluated all events or transactions that occurred after March 31, 2023 through May 9, 2023, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 28, 2023 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

Forza X1 Business

We aim to be among the first to develop and manufacture electric boats targeting the recreational market. Our mission is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats. We are focused on the creation and implementation of marine electric vehicle (“EV”) technology to control and power our electric boats utilizing our proprietary outboard electric motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor, and control system.

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

To date, Forza X1 has built-out and tested multiple units, including: three FX-style catamarans, two baycats, one deck boat and three 22-foot center console monohulls. The engine design and lower units and the control systems are continuously improved in each iteration. The monohull has been upgraded to a two-battery system and we have tested the system in a variety of conditions and operating environments. The batteries and engines are liquid-cooled and unique improvements to the heat exchanges have improved performance. We continue to improve our user interface through the Garmin control screen to provide well-designed pages showing operating characteristics and important control parameters. Additionally, our telematics unit has been adjusted to provide a better and easier to use interface. The telematics software is available on the Apple app store under the name Forza Connect.

We continue to anticipate revenues from the sale of these fully integrated electric boats and motors to commence in late 2023 and early 2024. Forza X1 will continue to build prototype engines and boats for the next six to nine months.

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

Recently, we have engaged with several high-profile marine manufacturers and are offering our electrification expertise and hardware packages as a service. We are in the design phase to provide our solution to a nationally recognized boat manufacturer and are expected to build-out two demonstration units for their late summer open house & dealer meeting. We are also in the process of creating a robust Forza website and a media day has been scheduled for July 7th in West Palm Beach, Florida.

The North Carolina factory plans are proceeding apace with clearing of the land 100% complete and rough grading about 90% complete. We are in the building design phase and have chosen a design-build contractor. We have also leased factory space that we have upfitted for use as an engine and wire harness fabrication and test facility, we started engine production and wire fabrication in March of 2023. We have produced about ten motors to date, including our new Alpha 2 version powered by a Cascadia Motion electric motor. We are currently developing a stacking motor design for up to 300HP.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three months ended March 31,
	2023	2022	Change	% Change
Net sales	$—	$—	—	—
Cost of products sold	$49,941	$11,078	38,863	351%
Gross loss	$(49,941)	$(11,078)	(38,863)	351%
Operating expenses	$2,079,810	$502,636	1,577,174	314%
Loss from operations	$(2,129,751)	$(513,714)	(1,616,037)	315%
Other income (expense)	$124,619	$(578)	125,197	(21,660%)
Net loss	$(2,005,132)	$(514,292)	(1,490,840)	290%
Net loss per common share: Basic and Diluted	$(0.19)	$(0.07)	(0)	161%
Weighted average number of shares of common stock outstanding	10,450,000	7,000,000	3,450,000

Operating Expenses

Operating expenses for the three months ended March 31, 2022 increased by $1,577,174 to $2,079,810 as compared to $502,636 for the three months ended March 31, 2022. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the three months ended March 31, 2023 were $702,648 compared to $215,670 for the three months ended March 31, 2022. As we have moved to prototype and testing of our electric motors and control systems on boats, our expense have increase compared to the same period a year ago when we were in the early stages of development. Salaries and wages for the three months ended March 31, 2023 were $862,764 compared to $182,286 for the three months ended March 31, 2022, and were related to the design of our fully electric motor, control system and boat. Our staffing has increased from 6 during the first quarter of 2022 to 15 during the first quarter of 2023. For the three months ended March 31, 2023 salaries and wages included $341,163 of stock option expense, compared to $0 for the three months ended March 31, 2022. Our expenses for selling, general and administrative for the months ended March 31, 2023, were $354,662 and $77,865 for the three months ended March 31, 2022. Professional fees for the three months ended March 31, 2023 were $124,040 and $19,078 for the three months ended March 31, 2022. Now that we are publicly traded our professional fees have significantly increased to meet the requirements or the SEC. During the three months ended March 31.2022, we did not incur the related expense, as such our professional fees were only $19,078. Depreciation for the three months ended March 31, 2023 was $35,696 compared to $7,737 for the three months ended March 31, 2022, this is due to the addition of assets, we would anticipate continued increases as we purchase equipment and molds.

Other expense and income

Interest expense was $291 and $601, respectively for the three months ended March 31, 2023 and 2022.

Dividend and Interest income was $124,910 and $23, respectively for the three months ended March 31, 2023 and 2022. These proceeds from our IPO have been invested resulting in the increase in dividend income.

Liquidity and Capital Resources

The following table provide selected financial data as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022	Change	% Change
Cash and cash equivalents	$10,683,000	$12,767,199	(2,084,199)	(16.3%)
Current assets	$11,222,183	$13,286,934	(2,064,751)	(15.5%)
Current liabilities	$237,143	$453,191	(216,048)	(47.7%)
Working capital	$10,985,040	$12,833,743	(1,848,703)	(14.4%)

As of March 31, 2023, we had cash and cash equivalents, and working capital of $10,683,000 and $10,985,040, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO to finance these expenses. We believe that our current capital resources will be sufficient to fund our operations and growth initiative for at least 18 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, and we anticipate that our quarterly loss rate will increase, as we move into building and testing additional prototypes, we will have significant cash outflows for at least the next 12 months.

	Three Months Ended
	March 31,
	2023	2022	Change	% Change
Cash used in operating activities	$(1,582,582)	$(425,537)	(1,157,045)	272%
Cash used in investing activities	$(199,559)	$(39,870)	(159,689)	401%
Cash used in financing activities	$(302,058)	$(698,800)	396,742	-57%
Net Change in Cash	$(2,084,199)	$(1,164,207)	(919,992)	79%

Cash Flow from Operating Activities

During the three months ending March 31, 2023 and 2022, we generated negative cash flows from operating activities of $1,582,582 and $425,537, respectively. During the three months ending March 31, 2023 and 2022, we had a net loss of $2,005,132, and $514,292, respectively. During the three months ending March 31, 2023 our cash used in operating activities was impacted by an increase of inventories of $42,829 and decrease of $49,473 for accounts payable, $15,598 of accrued liabilities and $21,072 of operating lease liabilities. During the three months ending March 31, 2023   our cash provided by operating activities was impacted by a decrease of prepaid expenses of $152,752 and an increase of $500 in contract liabilities – customer deposits and by non-cash expenses of $398,270, of which $341,163 was due to stock based compensation, $35,696 of depreciation and $21,411 for the change of right-of use asset.

Cash Flows from Investing Activities

For the three months ended March 31, 2023 and 2022, we used $199,559, and $39,870 in investing activities for the purchase of property and equipment, primarily for molds.

Cash Flows from Financing Activities

During the three months ended March 31, 2023 and 2022, net cash used in financing activities was $302,058, and $698,800, respectively. During the three months ended March 31, 2023, we had cash advances from Twin Vee of $110,283, which were offset by repayments of advances of $409,505. Additional cash from financing activities of $2,836 was due from equipment financing. During the three months ended March 31, 2022 we had cash advances from Twin Vee of $18,151, which were offset by repayments of advances of $600,557. Additional cash used in financing for the three months ended March 31,2022, was $116,394 for deferred offering costs.

 Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based on four financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, that results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimated under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in the Quarterly Report on Form 10-Q, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving managements judgements and estimates.

Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act for the twelve-month period ending December 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no long qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On March 31, 2023, the Company had cash and cash equivalents of $10,683,000 and on December 31, 2022, the Company had cash and cash equivalents of $12,767,199.

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

Research and Development

Research and development costs are expensed when incurred. Such costs for the three months ended March 31, 2023 were $702,648 compared to $215,670 for the period ending March 31, 2022.

Advertising Costs

Advertising and marketing costs are expensed as incurred. For the three months ended March 31, 2023 and 2022, advertising and marketing costs incurred by the Company totaled $12,556 and $2,485, respectively. Advertising and marketing costs are included in selling and general and administrative expenses in the accompanying statements of operations.

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

In accordance with U.S GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At March 31, 2022, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023 our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties We have not yet retained sufficient staff or engaged sufficient outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. Significant progress has been made, we have hired additional staff and are in the process of training, the required procedures and controls have been implemented. We will be testing these controls over the coming months to verify that the material weakness has been remediated. We continue to work with outside consultants with the appropriate experience to aid in the remedy these weaknesses. As such, the auditor provided us with a letter stating that our internal controls with respect to the financial close and financial reporting do not include a sufficient process to reconcile the accounts to supporting records and an independent review process to ensure U.S. GAAP financial statements are free from error. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, we did experience turnover in our finance department and are working on rehiring and retraining staff. We continue to develop and refined our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

Investing in our securities involves a high degree of risk. You should consider carefully the following risks and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

RISKS RELATED TO OUR BUSINESS

There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the three months ended March 31, 2023 and 2022, we incurred a net loss of $2,012,649 and $514,292, respectively and used cash in operations of $1,582,582 and $425,537, respectively. During the year ended December 31, 2022, we incurred a net loss of $3,630,081 and used cash in operations of $3,377,621. For the periods October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor), we incurred a net loss of $270,630 and $186,921, respectively. For the period October 15, 2021 through December 31, 2021 (Successor), we used cash in operations of $317,131. For the period January 1, 2021 through October 14, 2021 (Predecessor), we had cash provided by operations of $13,024. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is doubt about our ability to continue as a going concern through December 31, 2023.

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition. The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such boats and other recreational components and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. Further, although we have not experienced material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand for our products, foreign exchange rates or employee wages. Inflation rates, particularly in the United States and United Kingdom, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks. Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on our vendors, suppliers, and investors, may also adversely affect our operations and stock price. We currently maintain our cash assets at certain financial institutions in the U.S. in amounts that are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

Twin Vee PowerCats, Co. currently owns 67% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats Co., and is also the Chairman of the Board and Chief Executive Officer of Twin Vee PowerCats Co. Mr. Visconti beneficially owns 25.84 % of the outstanding stock of Twin Vee PowerCats Co. As a result, Mr. Visconti is deemed to beneficially own 17% of Forza X1. As a result of these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Our current plans also involve constructing a 100,000 square foot state-of-the-art manufacturing   facility dedicated to developing and manufacturing our FX series electric boats, the cost of which is uncertain. Although the proceeds of our initial public offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock paid by existing holders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

FORZA X1, INC.

Date: May 9, 2023	By:	/s/ Jim Leffew
Jim Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)