Form 10-Q
period 2023-06-30
Forza X1, Inc.
filed 2023-08-08
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 15,784,000 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets (Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:

Cash and cash equivalents	$16,516,320	$12,767,199

Inventories	521,960	—

Prepaid expenses and other current assets	158,808	519,735

Total Current Assets	17,197,088	13,286,934

Operating lease right of use asset	119,036	162,069

Security deposit	7,517	7,517

Property and equipment, net	997,973	765,406

Total Assets	$18,321,614	$14,221,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

Accounts payable	$79,118	$99,028

Accrued liabilities	111,544	92,767

Finance leases - current portion	17,019	—

Operating lease right of use liability	89,349	86,245

Contract liabilities - customer deposits	5,800	5,300

Due to affiliates	104,043	169,851

Total Current Liabilities	406,873	453,191

Finance leases - noncurrent	67,720	—

Operating lease liability - noncurrent	23,072	68,532

Total Liabilities	497,665	521,723

Commitments and contingencies (Note 8)	—	—

Stockholders' Equity:
Common stock: 100,000,000 authorized; $0.001 par value; 15,784,000 and 10,450,000 shares issued and outstanding, respectively	15,784	10,450

Additional paid in capital	25,384,583	17,777,385

Accumulated deficit	(7,576,418)	(4,087,632)

Total Stockholders' Equity	17,823,949	13,700,203

Total Liabilities and Stockholders' Equity	$18,321,614	$14,221,926

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$—	$—	$—	$—

Cost of sales	40,796	13,012	90,737	24,090

Gross loss	(40,796)	(13,012)	(90,737)	(24,090)

Operating expenses:

Selling, general and administrative	334,315	63,941	688,977	141,806

Salaries and wages	864,838	296,863	1,727,602	479,149

Research and development	261,473	218,769	964,121	434,439

Professional fees	69,867	16,532	193,907	35,610

Depreciation	48,230	11,335	83,926	19,072

Total operating expenses	1,578,723	607,440	3,658,533	1,110,076

Loss from operations	(1,619,519)	(620,452)	(3,749,270)	(1,134,166)

Other income (expense):

Interest expense	(1,493)	(257)	(1,784)	(858)

Interest income	—	8	—	31

Dividend income	137,358	—	262,268	—

Loss on disposal of assets	—	(31,582)	—	(31,582)
Total other income (expenses)	135,865	(31,831)	260,484	(32,409)

Loss before income tax	(1,483,654)	(652,283)	(3,488,786)	(1,166,575)

Income taxes provision	—	—

Net loss	$(1,483,654)	$(652,283)	$(3,488,786)	$(1,166,575)

Basic and diluted loss per common share	$(0.13)	(0.09)	$(0.32)	$(0.17)

Weighted average common shares outstanding basic and diluted	11,446,391	7,000,000	10,950,863	7,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)

For the Three and Six Months ended June 30, 2023 and 2022
			Additional		Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, January 1, 2022	7,000,000	$7,000	$1,993,000	$(457,551)	$1,542,449
Net loss	—	—	—	(514,292)	(514,292)
Balance, March 31, 2022	7,000,000	7,000	1,993,000	(971,843)	1,028,157
Capital contributions from parent	—	—	500,000	—	500,000
Net loss	—	—	—	(652,283)	(652,283)
Balance June 30, 2022	7,000,000	$7,000	$2,493,000	$(1,624,126)	$875,874

Balance, January 1, 2023	10,450,000	$10,450	$17,777,385	$(4,087,632)	$13,700,203
Stock-based compensation	—	—	341,163	—	341,163
Net loss	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	10,450	18,118,548	(6,092,764)	12,036,234
Common stock issued for cash	5,334,000	5,334	6,924,218	—	6,929,552
Stock-based compensation	—	—	341,817	—	341,817
Net loss	—	—	—	(1,483,654)	(1,483,654)
Balance, June 30, 2023	15,784,000	$15,784	$25,384,583	$(7,576,418)	$17,823,949

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows (Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022

Cash Flows From Operating Activities

Net loss	$(3,488,786)	$(1,166,575)
Adjustments to reconcile net loss:

Depreciation	83,926	14,267

Stock based compensation	682,980	—

Change of right-of-use asset	43,033	—

Loss on disposal of assets	—	31,582

Inventories	(521,960)	(16,831)

Prepaid expenses and other current assets	360,927	55,206

Accounts payable	(19,910)	(7,891)

Accrued liabilities	18,777	6,396
Contract liabilities customer deposits	500	—

Operating lease liabilities	(42,356)	—

Net cash used in operating activities	(2,882,869)	(1,083,846)

Cash Flows From Investing Activities

Purchase of property and equipment	(224,088)	(188,666)

Net cash used in investing activities	(224,088)	(188,666)

Cash Flows From Financing Activities

Net proceeds from issuance of common stock	6,996,015	—

Deferred offering costs	(66,463)	(141,629)

Capital contributions from parent	—	500,000

Equipment financing	(7,666)	—

Repayments of advances from parent	(409,505)	(750,596)
Advances from parent	343,697	119,843

Net cash provided by (used in) financing activities	6,856,078	(272,382)

Net change in cash and cash equivalents	3,749,121	(1,544,894)

Cash and cash equivalents at beginning of period	12,767,199	1,803,285

Cash and cash equivalents at end of period	$16,516,320	$258,391

Supplemental Cash Flow Information

Cash paid for income taxes	$—	$—

Cash paid for interest	$1,784	$858

Non Cash Investing and Financing Activities

Finance leases	$92,405	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

1.	Organization and Summary of Significant Accounting Policies

Organization

Forza X1, Inc. (“Forza” or the “Company”) was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, but subsequently changed its name to Forza X1, Inc. on October 29, 2021. The Company’s parent company was incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009, and reincorporated in Delaware on April 7, 2021, as Twin Vee PowerCats Co. (“Twin Vee”).

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $16,516,320 and $12,767,199, respectively.

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of June 30, 2023 and December 31, 2022, the Company had $16,205,328 and $12,446,216, respectively, in excess of FDIC insured limits.

Inventories

Inventories, which are raw materials for upcoming production, are valued at the lower of cost and net realizable value, with cost determined using the average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to cost of products sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value.

2.	Property and Equipment

At June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Building - construction in progress	26,321	10,031
Equipment	195,148	59,806
Computer hardware and software	50,626	37,016
Software and website development	90,396	35,572
Furniture and fixtures	2,152	—
Vehicles	48,825	—
Prototype	142,526	142,526
Molds and fixtures	574,416	528,966
	1,130,410	813,917
Less accumulated depreciation	(132,437)	(48,511)
	$997,973	$765,406

Depreciation expense of property and equipment of $83,926 and $19,072 for the six months ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	June 30,	December 31,
	2023	2022
Operating lease ROU asset	$119,036	$162,069

	June 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$89,349	$86,245
Non-current portion	23,072	68,532
Total lease liabilities	$112,421	$154,777

At June 30, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31,

2023	$45,777
2024	69,680
Total lease payment	$115,456
Total imputed interest	3,035
Total	$112,421

The following summarizes other supplemental information about the Company’s operating lease:

June 30, 2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	1.21

Six Months Ended June 30, 2023
Operating lease cost	$45,100
Total lease cost	$45,100

4. Finance Leases

The Company has finance leases for a vehicle and a forklift. The Company entered into the forklift lease in January of 2023, with an asset value of $43,579, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 7.5% interest rate. The Company entered into the vehicle lease in February of 2023, with an asset value of $48,826, which is recorded in net property and equipment on the balance sheet, it is a 60-month lease at a 3% interest rate. The current portion of the lease liabilities was $17,019 for the six months ended June 30, 2023, and the non-current portion was $67,720.

 At June 30, 2023, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2023	$10,475
2024	20,950
2025	20,950
2026	20,950
2027	20,945
2028	874
Total lease payment	$95,144
Total Imputed interest	10,405
Total	$84,739

5.	Related Party Transaction

As of June 30, 2023 and December 31, 2022, the Company had current liabilities of $104,043 and $169,851, respectively, due to Twin Vee. Prior to the Company’s initial public offering (“IPO”), Twin Vee funded the Company’s working capital needs, primarily for prototyping, consulting services, rent, interest and payroll.

Associated with amounts advanced and due to Twin Vee, for the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $519 and $858, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement has a term of one year and will expire on August 31, 2023. For the six months ended June 30, 2023 and 2022, the Company recorded management fees of $40,800 and $30,000, respectively, pursuant to a management agreement with Twin Vee, for various management services.

For the six months ended June 30, 2023 and 2022 the Company recorded rent expense of approximately $20,400 and $5,100, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet, from January of 2021 through August 2022, in September of 2022 the month-to-month rent was adjusted to $3,400 per month, as the number of test boats had increased from 1 to 5, and the Company required additional space, approximately 4,100 square feet. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location, however a number of its employees and consultants work remotely.

During the six months ended June 30, 2023 and 2022, the Company repaid advancements from Twin Vee of $409,505 and $750,596, respectively, and had advancements from Twin Vee of $343,697 and $119,843, respectively.

6.	Accrued Liabilities

At June 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued wages and benefits	$79,731	$56,581
Accrued operating expense	31,813	36,186
Total	$111,544	$92,767

7.	Liquidity

As of June 30, 2023, the Company had cash and cash equivalents and working capital of $16,516,320 and $16,790,215, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. On June 12, 2023 the Company completed a public offering that closed on June 14, 2023, which increased its cash by $6,703,089. The Company has incurred a net loss of $3,488,786 and $1,166,575 for the six months ended June 30, 2023 and 2022, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

8.	Commitments and Contingencies

Short-term lease

In August of 2022, the Company signed a six-month lease for a duplex, to be used by its employees to minimize travel expense as it started construction on its new manufacturing facility, for $2,200 per month, on a property in Black Mountain, North Carolina. After the initial term of the lease, the Company extended the lease on a month-to-month basis. During the six months ended June 30, 2023 and 2022, the lease expense was $11,000 and $0, respectively.

Litigation

The Company is currently involved in civil litigation in the normal course of business, the Company does not consider this to be material.

9.	Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the six months ended June 30, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023. As of June 30, 2023, there were 568,750 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the six months ended June 30, 2023 and 2022, the Company recorded $682,980 and $0, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the six months ended June 30, 2023:

Six months ended
June 30,
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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	0.07	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(36,944)	1.33	9.74	—
Outstanding, June 30, 2023	1,404,556	$3.46	9.27	$4,009,913

Exercisable options, June 30, 2023	360,125	$3.98	9.22

10.	Subsequent Events

The Company has evaluated all events or transactions that occurred after June 30, 2023 through August 7, 2023, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

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

Overview

Forza X1 Business

We aim to be among the first to develop and manufacture electric boats targeting the US recreational market. Our mission is to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats. We are focused on the creation and implementation of marine electric vehicle (“EV”) technology to control and power our electric boats utilizing our proprietary outboard electric motor. Our electric boats are being designed as fully integrated electric boats including the hull, outboard motor, and control system.

We believe that the boating industry will follow in the footsteps of the electrification of the automotive industry by adopting electric boats that meet or exceed the traditional boating consumer’s expectations of price, value and run times. In other words, electric boats must offer a similar experience when compared to traditional gas-powered boats in terms of size, capability, and price point.

To date, Forza X1 has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, we have also electrified a pontoon boat for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components. We are experimenting with our first 300 HP stacked motor design.

In June, Forza X1 announced that it received an initial purchase order from OneWater Marine, Inc. indicating its intention to purchase 100 units of the Company’s upcoming 22-foot electric monohull boat, which was introduced in March of 2023. As Forza gets into commercialization, the order could equate to approximately $12,000,000 in revenue. This milestone agreement will allow Forza to sell through the conventional dealer model sales channel to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training. The participation of OneWater has been well-received in the marketplace and is a significant achievement for Forza X1.

In addition to the conventional dealer sales avenue, Forza will also pursue, as a parallel sales channel, a direct-to-consumer option for those more comfortable with the convenience of order from home opportunities that are now readily accepted in the EV space. We are building a dedicated web and app-based platform for sales, deliveries, and service operations for ease of use, flexibility, and changing consumer preferences. We intend to employ an integrated, digital-first strategy that is convenient and transparent for our customers and efficient and scalable to support our growth. We believe our approach will enable us to provide the best of both worlds to prospective customers and support our mission to electrify recreational boating for mass consumption.

Recently, we have engaged with several high-profile marine manufacturers and are offering our electrification expertise and hardware packages as a service. We are in the design and prototype phase to provide our solution to a nationally recognized boat manufacturer and are expected to build up two demonstration units for their late summer open house & dealer meeting. Additional confidential discussions have been held with other renowned and start-up manufacturers representing a variety of hull platform types.

Forza held a very successful “Electrified Event” on July 8th in the Ben Hotel in West Palm Beach, Florida. The Forza F22 monohull was unveiled and approximately two-hundred media members, investors, supporters, and interested parties gathered for a presentation and summary of our history and a glimpse into our future plans. Media members were able to participate in rides on the 100% electric boat and discuss our innovative technology with Forza engineers.

Forza is in the final stages of securing a partner that will provide retail financing for our electric boats.

The North Carolina factory plans are proceeding apace with clearing of the land and rough grading100% complete. We expect to begin final grading and site construction before the end of Q3, 2023.

Recent Developments

On June 12, 2023, we issued and sold in a firm commitment underwritten public offering(the “Offering”) pursuant to the term of an underwriting agreement that we entered into with ThinkEquity LLC on June 10, 2023 (the “Underwriting Agreement”), an aggregate of 5,334,000 shares of our Common Stock at a public offering price of $1.50 per share, for gross proceeds of $8,001,000, before deducting underwriting discounts, commissions and offering expenses.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three months ended June 30,
	2023	2022	Change	% Change
Net sales	$—	$—	—	—
Cost of sales	$40,796	$13,012	27,784	214%
Gross loss	$(40,796)	$(13,012)	(27,784)	214%
Operating expenses	$1,578,723	$607,440	971,283	160%
Loss from operations	$(1,619,519)	$(620,452)	(999,067)	161%
Other income (expense)	$135,865	$(31,831)	167,696	(527%)
Net loss	$(1,483,654)	$(652,283)	(831,371)	127%
Net loss per common share: Basic and Diluted	$(0.13)	$(0.09)	(0.04)	39%
Weighted average number of shares of common stock outstanding	11,446,391	7,000,000	4,446,391

Operating Expenses

Operating expenses for the three months ended June 30, 2023 increased by $971,283 to $1,578,723 as compared to $607,440 for the three months ended June 30, 2022. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the three months ended June 30, 2023 were $261,473 compared to $218,769 for the three months ended June 30, 2022. As we have moved to prototype and testing of our electric motors and control systems on boats, our research and development expenses have increased compared to the same period a year ago when we were in the early stages of development. Salaries and wages for the three months ended June 30, 2023 were $864,838 compared to $296,863 for the three months ended June 30, 2022, and were primarily related to additional staff needed for the design of our fully electric motor, control system and boat. Our staffing has increased from 9 during the second quarter of 2022 to 17 during the second quarter of 2023. For the three months ended June 30, 2023 salaries and wages included $341,817 of stock option expense, compared to $0 for the three months ended June 30, 2022. Our expenses for selling, general and administrative for the three months ended June 30, 2023, were $334,315 and $63,941 for the three months ended June 30, 2022. Professional fees for the three months ended June 30, 2023 were $69,867 and $16,532 for the three months ended June 30, 2022. Now that we are publicly traded our professional fees have significantly increased to meet the requirements of the SEC. Depreciation for the three months ended June 30, 2023 was $48,230 compared to $11,335 for the three months ended June 30, 2022, this is due to the addition of assets, we would anticipate continued increases as we purchase equipment and molds.

Other expense and income

Interest expense was $1,493 and $257, respectively for the three months ended June 30, 2023 and 2022.

Dividend and Interest income was $137,358 and $8, respectively for the three months ended June 30, 2023 and 2022. The proceeds from our IPO and secondary offering have been invested resulting in the increase in dividend income.

Loss on the disposal of assets was $0 and $31,582, respectively for the quarter ended June 30, 2023 and 2022. The loss of $31,582 for the quarter ended June 30, 2022 related to a deposit on a land purchase agreement in St. Lucie County. It was determined that the cost associated with building our factory on that site was cost prohibitive.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Six Months ended June 30,
	2023	2022	Change	% Change
Net sales	$—	$—	—	—
Cost of sales	$90,737	$24,090	66,647	277%
Gross loss	$(90,737)	$(24,090)	(66,647)	277%
Operating expenses	$3,658,533	$1,110,076	2,548,457	230%
Loss from operations	$(3,749,270)	$(1,134,166)	(2,615,104)	231%
Other income (expense)	$260,484	$(32,409)	292,893	(904%)
Net loss	$(3,488,786)	$(1,166,575)	(2,322,211)	199%
Net loss per common share: Basic and Diluted	$(0.32)	$(0.17)	(0.15)	88%
Weighted average number of shares of common stock outstanding	10,950,863	7,000,000	3,950,863

Operating Expenses

Operating expenses for the six months ended June 30, 2023 increased by $2,548,457 to $3,658,533 as compared to $1,110,076 for the six months ended June 30, 2022. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. Research and development fees for the six months ended June 30, 2023 were $964,121 compared to $434,439 for the six months ended June 30, 2022. As we have moved to prototype and testing of our electric motors and control systems on boats, our expenses have increased compared to the same period a year ago when we were in the early stages of development. Salaries and wages for the six months ended June 30, 2023 were $1,727,602 compared to $479,149 for the six months ended June 30, 2022, and were primarily related to additional staff required for the design of our fully electric motor, control system and boat. Our staffing has increased from 7, at the end of our second quarter of 2022 to 17 at the end of the second quarter of 2023. For the six months ended June 30, 2023 salaries and wages included $682,980 of stock option expense, compared to $0 for the six months ended June 30, 2022. Our expenses for selling, general and administrative for the six months ended June 30, 2023, were $688,977 and $141,806 for the six months ended June 30, 2022. Professional fees for the six months ended June 30, 2023 were $193,907 and $35,610 for the six months ended June 30, 2022. Now that we are publicly traded our professional fees have significantly increased to meet the requirements of the SEC. Depreciation for the six months ended June 30, 2023 was $83,926 compared to $19,072 for the six months ended June 30, 2022, this is due to the addition of assets, we would anticipate continued increases as we purchase equipment and molds.

Other expense and income

Interest expense was $1,784 and $858, respectively for the six months ended June 30, 2023 and 2022.

Dividend and Interest income was $262,268 and $31, respectively for the six months ended June 30, 2023 and 2022. The proceeds from our IPO and our secondary offering have been invested resulting in the increase in dividend income.

Liquidity and Capital Resources

The following table provide selected financial data as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022	Change	% Change
Cash and cash equivalents	$16,516,320	$12,767,199	3,749,121	29.4%
Current assets	$17,197,088	$13,286,934	3,910,154	29.4%
Current liabilities	$406,873	$453,191	(46,318)	(10.2%)
Working capital	$16,790,215	$12,833,743	3,956,472	30.8%

As of June 30, 2023, we had cash and cash equivalents, and working capital of $16,516,320 and $16,790,215, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO and the secondary offering to finance these expenses. We believe that our current capital resources will be sufficient to fund our operations and growth initiative until we start selling electric boat and electric propulsion systems, our current capital resources will be sufficient for at least 18 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, we will have significant cash outflows for at least the next 12 months.

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
Cash used in operating activities	$(2,882,869)	$(1,083,846)	(1,799,023)	166%
Cash used in investing activities	$(224,088)	$(188,666)	(35,422)	19%
Cash provided by financing activities	$6,856,078	$(272,382)	7,128,382	2,617%
Net Change in Cash	$3,749,121	$(1,544,894)	5,294,015	343%

Cash Flow from Operating Activities

During the six months ending June 30, 2023 and 2022, we generated negative cash flows from operating activities of $2,882,869 and $1,083,846, respectively. During the six months ending June 30, 2023 and 2022, we had a net loss of $3,488,786 and $1,166,575, respectively. During the six months ending June 30, 2023 our cash used in operating activities was impacted by an increase of inventories of $521,960 and decrease of $19,910 for accounts payable and $42,356 of operating lease liabilities. During the six months ending June 30, 2023 our cash provided by operating activities was impacted by a decrease of prepaid expenses of $360,927 and an increase of $500 in contract liabilities – customer deposits and by non-cash expenses of $809,939, of which $682,980 was due to stock based compensation, $83,926 of depreciation and $43,033 for the change of right-of use asset.

Cash Flows from Investing Activities

For the six months ended June 30, 2023 and 2022, we used $224,088, and $188,666 in investing activities for the purchase of property and equipment, primarily for molds.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $6,856,078. The cash flow from financing activities for the six months ended June 30, 2023 included net proceeds of $6,929,552 from a follow on underwritten public offering in June 2023. During the six months ended June 30, 2023, we had cash advances from Twin Vee of $343,178, which were offset by repayments of advances of $409,505. Additional cash used for financing activities of $7,666 was due from equipment financing. During the six months ended June 30,2022, net cash used in financing activities was $272,382, respectively. During the six months ended June 30, 2022 we had cash advances from Twin Vee of $119,843 and capital contributions from Twin Vee of $500,000. We had repayments of advances of $750,596 to Twin Vee. Additional cash used in financing for the six months ended June 30,2022, was $141,629 for deferred offering costs.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On June 30, 2023, the Company had cash and cash equivalents of $16,516,320 and on December 31, 2022, the Company had cash and cash equivalents of $12,767,199.

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

Research and Development

Research and development costs are expensed when incurred. Such costs for the six months ended June 30, 2023 were $964,121 compared to $434,439 for the six months ending June 30, 2022.

Advertising Costs

Advertising and marketing costs are expensed as incurred. For the six months ended June 30, 2023 and 2022, advertising and marketing costs incurred by the Company totaled $62,896 and $2,732, respectively. Advertising and marketing costs are included in selling and general and administrative expenses in the accompanying statements of operations.

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

In accordance with U.S GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At June 30, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023 our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting relating to lack of segregation of duties. Significant progress has been made, we have hired additional staff and are in the process of training such staff, the required procedures and controls have been implemented. We will be testing these controls over the coming months to verify that the material weakness has been remediated. Additionally, we are in the process of implementing a robust ERP software system, that will further allow us to segregate access and responsibilities. We continue to work with outside consultants with the appropriate experience to aid in the remedy these weaknesses. We have determined that these control deficiencies constituted material weaknesses in our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

We continue to develop and refine our controls and other producers that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2023 and 2022, we incurred a net loss of $3,488,786 and $1,166,575, respectively and used cash in operations of $2,882,869 and $1,083,846, respectively. During the year ended December 31, 2022, we incurred a net loss of $3,630,081 and used cash in operations of $3,377,621. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue. Until we begin generating revenue, there is doubt about our ability to continue as a going concern through December 31, 2023.

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

Twin Vee PowerCats, Co. currently owns 44.35% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats Co. Mr. Visconti beneficially owns 25.84 % of the outstanding stock of Twin Vee PowerCats Co. As a result, Mr. Visconti is deemed to beneficially own 12.53% of Forza X1. As a result of these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

We may need to raise additional capital that may be required to grow our business, and we may not be able to raise capital on terms acceptable to us or at all.

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Our current plans also involve constructing a 100,000 square foot state-of-the-art manufacturing facility dedicated to developing and manufacturing our FX series electric boats, the cost of which is uncertain. Although the proceeds of our initial public offering and our secondary offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public offering and subsequent follow on offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise needed cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock paid by existing holders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

On August 16, 2022, we closed our initial public offering of 3,000,000 shares of our common stock at a public offering price of $5.00 per share and an additional 450,000 shares of common stock upon exercise of the over-allotment option, generating gross proceeds of $17,250,000 (the “IPO”) pursuant to our Registration Statement on Form S-1 (as amended) (File No. 333-261884), which was declared effective by the SEC on August 11, 2022. After deducting underwriting discounts and commissions of approximately $1.3 million, and other offering expenses payable by us of approximately $1.3 million, we received approximately $14.7 million in net proceeds from our initial public offering. ThinkEquity LLC acted as the representative of the several underwriters for the offering.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
4.1	Form of Representative’s Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on June 14, 2023
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: August 7, 2023	By:	/s/ Jim Leffew
Jim Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

