Form 10-Q
period 2023-09-30
Forza X1, Inc.
filed 2023-11-07
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 15,762,750 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current Assets:
Cash & Cash Equivalents	$5,438,820	$12,767,199
Marketable Securities - Available for Sale	9,896,520	—
Due from Twin Vee	4,618	—
Inventory	777,831	—
Prepaid Assets	124,996	519,735
Total Current Assets	16,242,785	13,286,934

Long-Term Assets:
Property and Equipment, Net	1,051,936	765,406
Security Deposit	7,517	7,517
ROU Lease Asset	97,200	162,069
Total Long-Term Assets	1,156,653	934,992
Total Assets	$17,399,438	$14,221,926

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$38,513	$99,028
Due to Twin Vee	—	169,851
Accrued Expenses	73,898	92,767
Contract Liabilities	5,800	5,300
ROU Lease Liability - S/T Portion	90,924	86,245
Financed Lease Liability - S/T Portion	17,233	—
Total Current Liabilities	226,368	453,191

Long-Term Liabilities:
ROU Lease Liability	—	68,532
Financed Lease Liability	63,328	—
Total Long-Term Liabilities	63,328	68,532
Total Liabilities	289,696	521,723

Commitments and contingencies (Note 8)

Stockholders’ Equity
Common Stock: 25,000,000 authorized; $0.001 par value; 15,784,000 and 10,450,000 shares issued and outstanding, respectively	15,784	10,450
Additional Paid in Capital	25,716,690	17,777,385
Accumulated Deficit	(8,622,732)	(4,087,632)
Total Stockholders’ Equity	17,109,742	13,700,203
Total Liabilities & Stockholders’ Equity	$17,399,438	$14,221,926

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales - Related Party	$18,559	$—	$18,559	$—
Cost of Sales	11,621	66,543	102,358	90,633
Gross Profit (Loss)	6,938	(66,543)	(83,799)	(90,633)

Operating Expenses:
Selling, General, & Administrative	217,455	125,851	906,432	267,657
Salaries & Wages	837,857	515,833	2,565,460	994,982
Professional Fees	92,505	35,221	286,411	70,831
Research & Development	60,667	283,936	1,024,787	718,375
Depreciation & Amortization	50,482	18,744	134,408	37,816
Total Operating Expenses	1,258,966	979,585	4,917,498	2,089,661
Operating Loss	(1,252,028)	(1,046,128)	(5,001,297)	(2,180,294)

Other Income (Expense):
Interest Income	1,401	4,577	1,401	4,608
Dividend Income	150,284	—	412,551	—
Unrealized Gain	31,426	—	31,426	—
Realized Gain	23,747	—	23,747	—
Interest Expense	(1,144)	(1,112)	(2,928)	(1,970)
Loss on Disposal of Asset	—	—	—	(31,582)
Total Other Income (Expenses)	205,714	3,465	466,197	(28,944)
Net Loss	$(1,046,314)	$(1,042,663)	$(4,535,100)	$(2,209,238)

Loss Per Share:
Basic	$(0.07)	$(0.12)	$(0.36)	$(0.29)

Weighted Average Shares Outstanding:
Basic	15,784,000	8,837,470	12,579,866	7,619,275

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2022

			Additional		Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, January 1, 2022	7,000,000	$7,000	$1,993,000	$(457,551)	$1,542,449
Net Loss	—	—	—	(514,292)	(514,292)
Balance, March 31, 2022	7,000,000	7,000	1,993,000	(971,843)	1,028,157
Capital Contributions from Twin Vee	—	—	500,000	—	500,000
Net Loss	—	—	—	(652,283)	(652,283)
Balance June 30, 2022	7,000,000	7,000	2,493,000	(1,624,126)	875,874
Common Stock Issued for Cash	3,450,000	3,450	14,826,039	—	14,829,489
Stock-Based Compensation	—	—	158,705	—	158,705
Net Loss	—	—	—	(1,042,663)	(1,042,663)
Balance September 30, 2022	10,450,000	$10,450	$17,477,744	$(2,666,789)	$14,821,405

For the Three and Nine Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, January 1, 2023	10,450,000	$10,450	$17,777,385	$(4,087,632)	$13,700,203
Stock-Based Compensation	—	—	341,163	—	341,163
Net Loss	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	10,450	18,118,548	(6,092,764)	12,036,234
Common Stock Issued for Cash	5,334,000	5,334	6,924,218		6,929,552
Stock-Based Compensation	—	—	341,817	—	341,817
Net Loss	—	—	—	(1,483,654)	(1,483,654)
Balance, June 30, 2023	15,784,000	15,784	25,384,583	(7,576,418)	17,823,949
Stock-Based Compensation	—	—	332,107	—	332,107
Net Loss	—	—	—	(1,046,314)	(1,046,314)
Balance September 30, 2023	15,784,000	15,784	25,716,690	(8,622,732)	17,109,742

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash Flows From:
OPERATING ACTIVITIES
Net Loss	$(4,535,100)	$(2,209,238)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation & Amortization	134,408	37,816
Change in ROU Lease Asset	64,869	—
Change in Fair Value of Marketable Securities, Available for Sale	(31,426)	—
Non-Cash Charge for Stock Based Compensation	1,015,087	158,705
Loss on Disposal of Assets	—	31,582
Change in Operating Assets & Liabilities:
Inventory	(777,831)	—
Prepaid Assets	394,739	(358,208)
Accounts Payable	(60,515)	26,151
Accrued Expenses	(18,869)	(23,438)
Contract Liabilities	500	4,900
ROU Lease Liability	(63,853)	—
Net Cash Used In Operating Activities	(3,877,991)	(2,331,730)

INVESTING ACTIVITIES
Purchase of Property & Equipment	(328,534)	(465,086)
Net Purchase of Marketable Securities, Available for Sale	(9,841,346)	—
Realized Gains on Marketable Securities, Available for Sale	(23,747)	—
Net Cash Used In Investing Activities	(10,193,627)	(465,086)

FINANCING ACTIVITIES
Proceeds from Sale of Common Stock	6,996,015	15,231,350
Deferred Offering Costs	(66,463)	(296,361)
Capital Contributions from Twin Vee	—	500,000
Finance Lease Liabilities	(11,844)	—
Due to Twin Vee	(755,299)	(890,198)
Due from Twin Vee	580,830	389,446
Net Cash Provided by Financing Activities	6,743,239	14,934,237
Net Cash Flow for Period	$(7,328,379)	$12,137,421
Cash & Cash Equivalents - Beginning of Period	12,767,199	1,803,285
Cash & Cash Equivalents - End of Period	$5,438,820	$13,940,706

Supplemental Cash Flow Information
Cash Paid During the Period for:
Income Taxes	—	—
Interest	2,928	1,970

Non Cash Investing and Financing Activities
Finance Leases	92,405	—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2023.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2023 and December 31, 2022, the Company had customer deposits of $5,800 and $5,300, respectively, which is recorded as contract liabilities on the Condensed Balance Sheet. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $5,438,820 and $12,767,199, respectively.

Marketable Securities

The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured as fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires it to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. At September 30, 2023 and December 31, 2022, the Company had $5,108,626 and $12,446,216, respectively, in excess of FDIC insured limits.

Inventories

Inventories, which are raw materials for upcoming production, are valued at the lower of cost and net realizable value, with cost determined using the average cost method. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to Cost of Goods Sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at September 30, 2023 and December 31, 2022, were $90,085 and zero, respectively.

2.	Property and Equipment

At September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Boat Molds	$574,415	$528,966
Machinery & Equipment	171,534	59,806
Computers	50,626	37,016
Furniture & Fixtures	2,152	—
Vehicles	48,826	—
Prototype	142,526	142,526
Land	119,757	—
Assets under Construction	34,623	10,031
Websites	90,395	35,572
Less: Accumulated Depreciation	(182,919)	(48,511)
Property & Equipment, Net	$1,051,936	$765,406

For the three months ended September 30, 2023 and 2022, Depreciation & Amortization Expense was $50,482 and $18,744, respectively. For the nine months ended September 30, 2023 and 2022, Depreciation & Amortization expense was $134,408 and $37,816, respectively.

3. Marketable securities

The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of September 30, 2023 and December 31, 2022 are as follows:

		Fair Value Based On
	Balance as of September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities: Corporate Bonds	9,896,520	—	9,896,520	—
Total marketable securities	$9,896,520	$—	$9,896,520	$—

Fair Value Based On
	Balance as of December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities: Corporate Bonds	—	—	—	—
Total marketable securities	$—	$—	$—	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Leases

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

At September 30, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	September 30,	December 31,
	2023	2022
Operating lease ROU asset	$97,200	$162,069

	September 30,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$90,924	$86,245
Non-current portion	—	68,532
Total lease liabilities	$90,924	$154,777

At September 30, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31,

2023	$23,226
2024	69,680
Total lease payment	$92,906
Total imputed interest	1,982
Total	$90,924

The following summarizes other supplemental information about the Company’s operating lease:

September 30, 2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.96

Nine Months Ended September 30, 2023
Operating lease cost	$67,650
Total lease cost	$67,650

5. Finance Leases

The Company has finance leases for a vehicle and a forklift. The Company entered into the vehicle lease in February of 2023, with a recorded value of $48,826 in net property and equipment. It is a 60-month lease at a 3.0% interest rate. The Company entered into the forklift lease in January of 2023, with a recorded value of $43,579 in net property and equipment. It is a 60-month lease at a 7.5% interest rate. At the nine months ended September 30, 2023, the current and non-current portions of the lease liability were $17,233 and $63,328, respectively.

 At September 30, 2023, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2023	$5,237
2024	20,950
2025	20,950
2026	20,950
2027	20,945
2028	875
Total lease payment	$89,907
Total Imputed interest	9,346
Total	$80,561

6.	Related Party Transactions

During the nine months ended September 30, 2023, the Company recognized revenue of $18,559 related to the sale of a manufactured hull and deck to Twin Vee.

As of December 31, 2022, the Company had a current liability of $169,851 due to Twin Vee. As of September 30, 2023, the Company had a current asset of $4,618 due from Twin Vee. Prior to the Company’s initial public offering (“IPO”), Twin Vee funded the Company’s working capital needs, primarily for prototyping, consulting services, rent, interest, and payroll.

During the nine months ended September 30, 2023 and 2022, the Company repaid advancements from Twin Vee of $755,299 and $890,198, respectively, and had advancements from Twin Vee of $580,830 and $389,446, respectively.

Associated with amounts advanced and due to Twin Vee, for the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $519 and $858, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement expired on August 31, 2023, and was renewed for another year under the same terms. For the three months ended September 30, 2023 and 2022, the Company recorded management fees of $20,400 and $16,725, respectively, pursuant to this management agreement. For the nine months ended September 30, 2023 and 2022, the Company recorded management fees of $61,200 and $46,725, respectively, pursuant to this management agreement.

For the three months ended September 30, 2023 and 2022, the Company recorded rent expense of approximately $10,200 and $2,550, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. For the nine months ended September 30, 2023 and 2022 the Company recorded rent expense of approximately $30,600 and $7,650, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet, from January of 2021 through September 2022, and in October of 2022 the month-to-month rent was adjusted to $3,400 per month, as the number of test boats had increased from 1 to 5, and the Company required 4,100 square feet of additional space. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location; however, a number of its employees and consultants work remotely.

In August of 2022, the Company signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the Company’s president, James Leffew, purchased the property, and the Company executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the three months ended September 30, 2023 and 2022, the lease expense was zero and $2,536, respectively. For the nine months ended September 30, 2023 and 2022, the lease expense was $12,500 and $2,536, respectively.

7.	Accrued Expenses

At September 30, 2023 and December 31, 2022, accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued wages and benefits	$28,748	$56,581
Accrued operating expense	45,150	36,186
Total	$73,898	$92,767

8.	Liquidity

As of September 30, 2023, the Company had cash and cash equivalents and working capital of $5,438,820 and $16,016,417, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. On June 12, 2023 the Company completed a public offering that closed on June 14, 2023, which increased its cash by $6,929,552. For the three months ended September 30, 2023 and 2022, the Company incurred a net loss of $1,046,314 and $1,042,663, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred a net loss of $4,535,100 and $2,209,238, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

9.	Commitments and Contingencies

Litigation

The Company is currently involved in civil litigation in the normal course of business, the Company does not consider this to be material.

10.	Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the three or nine months ended September 30, 2023.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023. As of September 30, 2023, there were 573,472 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Condensed Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the three months ended September 30, 2023 and 2022, the Company recorded $332,107 and $158,705, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,015,087 and $158,705, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2023:

Nine months ended
September 30,
2023
Expected term	5 years
Expected average volatility	112% -115%
Expected dividend yield	—
Risk-free interest rate	2.98% -3.62%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	9.97	$4,009,913
Granted	—	—	—	—
Exercised	—	—
Forfeited/canceled	(44,722)	1.33	9.66	—
Outstanding, September 30, 2023	1,396,778	$3.48	9.01	$4,009,913

Exercisable options, September 30, 2023	476,639	$3.85	8.98

11.	Subsequent Events

The Company has evaluated all events or transactions that occurred after September 30, 2023 through November 15, 2023, which is the date that the condensed financial statements were available to be issued. During this period, there were no material subsequent events requiring recognition or disclosure.

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

Forza Business

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

To date, Forza has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, we have also electrified a pontoon boat for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components. We are experimenting with our first 300 HP stacked motor design.

In June, Forza announced that it received an initial purchase order from OneWater Marine, Inc. indicating its intention to purchase 100 units of the Company’s upcoming 22-foot electric monohull boat, which was introduced in March of 2023. As Forza gets into commercialization, the order could equate to approximately $12,000,000 in revenue. This milestone agreement will allow Forza to sell through the conventional dealer model sales channel to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training. The participation of OneWater has been well-received in the marketplace and is a significant achievement for Forza.

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

In August, Polaris Marine selected Forza to electrify two pontoon boats as demonstration units for Bennington and Godfrey Pontoon, who utilized the Forza’s outboard motor to test and demonstrate its viability in the future development of watercraft specifically optimized for electric propulsion. The Forza electrified vessels were used in over 50 test runs over the course of their annual dealer meetings from August 9 through August 24, 2023, and both units performed flawlessly. Adopting effective high-power, high-performance, and long-range electric propulsion is anticipated to be the next evolution in luxury pontoons, because electric propulsion adds the benefits of instantaneous torque, as well as the ability to navigate in noise restricted environments.

Construction is underway at Forza’s North Carolina property and is expected to last for approximately ten months. To date, all of the structural steel and rebar has been delivered and the 60,000 square foot pad is being prepped for concrete and footer work. The building will be capable of producing 500 boats annually, or more, and will serve as the technology and fabrication center for Forza.

Forza completed its first 22-foot full electrified dual console model and successfully tested it in September and October of 2023. The boat model will be offered in 2024 with the existing center console. As expected, Forza has made numerous improvements to its engine and propulsion systems and is experimenting with additional battery configurations to optimize performance.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Net Sales - Related Party	$18,559	$—	$18,559	—
Cost of Sales	11,621	66,543	(54,922)	(83%)
Gross Loss	6,938	(66,543)	73,481	(110%)
Operating Expenses	1,258,966	979,585	279,381	29%
Operating Loss	(1,252,028)	(1,046,128)	(205,900)	20%
Other Income	205,714	3,465	202,249	5,837%
Net Loss	$(1,046,314)	$(1,042,663)	$(3,651)	0%
Net Loss per Common Share:
Basic	$(0.07)	$(0.12)	$0.05	(42%)

Weighted average number of common shares outstanding:
Basic	15,784,000	8,837,470	6,946,530

Operating Expenses

Operating expenses for the three months ended September 30, 2023 increased by $279,381 to $1,258,966 as compared to $979,585 for the three months ended September 30, 2022. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation. Research and development costs for the three months ended September 30, 2023 were $60,667, as compared to $283,936 for the three months ended September 30, 2022. Our research and development expenses declined for the quarter, due to large expenditures in the year ago period when we were in the early stages of development of our prototype electric motors and control systems. Going forward, research and development expenses will continue to increase. Salaries and wages for the three months ended September 30, 2023 were $837,857, as compared to $515,833 for the three months ended September 30, 2022, and were primarily related to additional staffing in engineering and design. Our staffing has increased from 12 employees on September 30, 2022, to 18 employees as of September 30, 2023. For the three months ended September 30, 2023, salaries and wages included $332,107 of stock option expense, as compared to $158,705 for the three months ended September 30, 2022. Our expenses for selling, general, and administrative for the three months ended September 30, 2023, were $217,455, as compared to $125,851 for the three months ended September 30, 2022. Professional fees for the three months ended September 30, 2023 were $92,505, as compared to $35,221 for the three months ended September 30, 2022, the increase due largely to the higher legal and compliance costs associated with being a public company. Depreciation and amortization for the three months ended September 30, 2023 was $50,842, as compared to $18,744 for the three months ended September 30, 2022, the increase being attributable to the ongoing addition of equipment and tooling.

Other expense and income

Interest expense was $1,144 and $1,112, respectively for the three months ended September 30, 2023 and 2022.

Because the proceeds from our IPO and secondary offering are partly invested in money market vehicles, those monies earn dividend income, interest income, and capital gains. Dividend and interest income was $151,685 and $4,577, respectively, for the three months ended September 30, 2023 and 2022. Realized and unrealized gains were $55,173 and zero, respectively, for the three months ended September 30, 2023 and 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Net Sales - Related Party	$18,559	$—	$18,559	—
Cost of Sales	102,358	90,633	11,725	13%
Gross Loss	(83,799)	(90,633)	6,834	(8%)
Operating Expenses	4,917,498	2,089,661	2,827,837	135%
Operating Loss	(5,001,297)	(2,180,294)	(2,821,003)	129%
Other Income	466,197	(28,944)	495,141	(1,711%)
Net Loss	$(4,535,100)	$(2,209,238)	$(2,325,862)	105%
Net Loss per Common Share:
Basic	$(0.36)	$(0.29)	$(0.07)	24%

Weighted average number of common shares outstanding:
Basic	12,579,866	7,619,275	4,960,591

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 increased by $2,827,837 to $4,917,498, as compared to $2,089,661 for the nine months ended September 30, 2022. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees and depreciation. Research and development costs for the nine months ended September 30, 2023 were $1,024,787, as compared to $718,375 for the nine months ended September 30, 2022. As we moved to the prototype and testing of our electric motors and control systems on boats, our expenses increased as compared to the same period a year ago when we were still in the early stages of development. Salaries and wages for the nine months ended September 30, 2023 were $2,565,460, as compared to $994,982 for the nine months ended September 30, 2022, and were primarily related to additional staffing in engineering and design. Our staffing has increased from 12 employees on September 30, 2022, to 18 employees as of September 30, 2023. For the nine months ended September 30, 2023, salaries and wages included $1,015,087 of stock option expense, as compared to $158,705 for the nine months ended September 30, 2022. Our selling, general, and administrative expenses for the nine months ended September 30, 2023, were $906,432 as compared to $267,657 for the nine months ended September 30, 2022. Professional fees were $286,411 for the nine months ended September 30, 2023, as compared to $70,831 for the nine months ended September 30, 2022, the increase due largely to the higher legal and compliance costs associated with being a public company. Depreciation and amortization for the nine months ended September 30, 2023 was $134,408, as compared to $37,816 for the nine months ended September 30, 2022, the increase being attributable to the ongoing addition of equipment and tooling.

Other Income and Expense

Because the proceeds from our IPO and secondary offering are partly invested in money market vehicles, those monies earn dividend income, interest income, and capital gains. Dividend and interest income was $413,952 and $4,608, respectively, for the nine months ended September 30, 2023 and 2022. Realized and unrealized gains were $55,173 and zero, respectively, for the nine months ended September 30, 2023 and 2022.

There was a loss on disposal of assets of $31,582 for the nine months ended September 30, 2022, relating to a deposit on a land purchase agreement in St. Lucie County, FL. The agreement was abandoned after it was determined that the construction of a facility on that site would be cost prohibitive, whereby the deposit was forfeited. There was no such expense for the nine months ended September 30, 2023.

Interest expense was $2,928 and $1,970, respectively, for the nine months ended September 30, 2023 and 2022.

Liquidity and Capital Resources

The following table provide selected financial data as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022	Change	% Change
Cash and Cash Equivalents	$5,438,820	$12,767,199	$(7,328,379)	(57.4%)
Current Assets	$16,242,785	$13,286,934	$2,955,851	22.2%
Current Liabilities	$226,368	$453,191	$(226,823)	(50.1%)
Working Capital	$16,016,417	$12,833,743	$3,182,674	24.8%

As of September 30, 2023, we had cash and cash equivalents, and working capital of $5,438,820 and $16,016,417, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO and the secondary offering to finance these expenses. We believe that our current capital resources will be sufficient to fund our operations and growth initiative until we start selling electric boat and electric propulsion systems, and that our current capital resources will be sufficient for another 15 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, and to have significant cash outflows for at least the next 12 months.

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Cash Used in Operating Activities	$(3,877,991)	$(2,331,730)	$(1,546,261)	66%
Cash Used in Investing Activities	$(10,193,627)	$(465,086)	$(9,728,541)	2092%
Cash Provided by Financing Activities	$6,743,239	$14,934,237	$(8,190,998)	-55%
Net Change in Cash	$(7,328,379)	$12,137,421	$(19,465,800)	-160%

Cash Flow from Operating Activities

During the nine months ending September 30, 2023 and 2022, we generated negative cash flows from operating activities of $3,877,991 and $2,331,730, respectively. During the nine months ending September 30, 2023 and 2022, we had a net loss of $4,535,100 and $2,209,238, respectively. During the nine months ending September 30, 2023, our cash used in operating activities was further impacted by an increase in inventories of $777,831. During the nine months ending September 30, 2022, our cash used in operating activities was further impacted by an increase in prepaid assets of $358,208.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023 and 2022, we used $10,193,627 and $465,086, respectively, in investing activities primarily for the purchase of marketable securities, and to a lesser extent, for the purchase of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $6,743,239. The cash flow from financing activities for the nine months ended September 30, 2023 included net proceeds of $6,929,552 from a follow on underwritten public offering in June 2023. During the nine months ended September 30,2022, net cash provided by financing activities was $14,934,237, driven mostly by the net proceeds from the Company’s initial public offering.

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

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2023 and December 31, 2022, the Company had customer deposits of $5,800 and $5,300, respectively, which is recorded as contract liabilities on the Condensed Balance Sheet. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2023, the Company had cash and cash equivalents of $5,438,820, and on December 31, 2022, the Company had cash and cash equivalents of $12,767,199.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of property and equipment range from three to seven years. Upon sale or retirement, the cost and related accumulated depreciation and amortization are eliminated from their respective accounts, and the resulting gain or loss is included in the results of operations. Repairs and maintenance expenses, which do not increase the useful lives of the assets, are charged to operations as incurred.

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

Research and Development

Research and development costs are expensed as incurred. Such costs for the three months ended September 30, 2023 were $60,667, as compared to $283,936 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, they were $1,024,787 as compared to $718,375 for the nine months ending September 30, 2022.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs for the three months ended September 30, 2023 were $28,146, as compared to $5,582 for the three months ended September 30, 2022. For the nine months ended September 30, 2023, they were $90,492 as compared to $8,314 for the nine months ended September 30, 2022. Advertising and marketing costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

In accordance with U.S GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At September 30, 2023, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023 our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting relating to a lack of segregation of duties. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, to include the retention of a full-time controller and the utilization of outside advisors where appropriate. With their added expertise, we will continue to make improvements in our accounting processes over the coming months. In the third quarter, we also completed the migration of our data into the SAP ByDesign ERP platform, which will aid in the segregation of access and responsibilities, as well as improve our reporting processes.

Additional time is required before we can demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time over which management can conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We continue to develop and refine our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the nine months ended September 30, 2023 and 2022, we incurred a net loss of $4,535,100 and $2,209,238, respectively and used cash in operations of $3,877,991 and $2,331,730, respectively. During the year ended December 31, 2022, we incurred a net loss of $3,630,081 and used cash in operations of $3,377,621. Losses have principally occurred as the result of our research and development efforts coupled with a lack of operating revenue. Until we begin generating revenue, there is doubt about our ability to become a going concern in the future.

Our outstanding common stock is substantially controlled by our management.

Twin Vee PowerCats, Co. currently owns 44.35% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats Co. Mr. Visconti beneficially owns 26.60 % of the outstanding stock of Twin Vee PowerCats Co, in addition to stock and vested options in Forza X1 representing 1.66% of the outstanding stock. As a result, Mr. Visconti is deemed to beneficially own 13.45% of Forza X1. As a result of these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 15, 2022, pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital. Since its initial public offering, the Company has invested approximately $6.0 million into production, R&D, inventory, working capital, facility planning, and the clearing and grading of land.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. Pending the uses described, we have invested the net proceeds in our operating cash account.

(c)	Issuer Purchase of Equity Securities.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

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

FORZA X1, INC.

Date: November 6, 2023	By:	/s/ James Leffew
James Leffew
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Carrie Gunnerson
Carrie Gunnerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)