Form 10-K
period 2023-12-31
Forza X1, Inc.
filed 2024-03-27
CIK 1901305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on June 30, 2023, as reported by the Nasdaq Capital Market on such date was approximately $23.2 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of March 27, 2024, there were 15,754,774 shares of Common Stock, $0.001 par value per share, outstanding.

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

Risks Related To Our Business

●	We are a start-up entity and expect to incur significant expenses and continuing losses for the foreseeable future.
●	Our independent registered public accounting firm has expressed concern about our ability to continue as a going concern
●	Our limited operating history makes it difficult for us to evaluate our future business.
●	Our planned fully electric sport boat has not yet been developed, and even if developed, an interest in it may not develop.
●	Our distribution model is different from the predominant current distribution model for boat manufacturers, which subjects us to substantial risk and makes evaluating our business, financial condition, results of operations, and cash flows difficult.
●	Our ability to generate meaningful product revenue will depend on consumer adoption of electric boats.
●	We may be unable to adequately control the capital expenditures and costs associated with our business and operations.
●	We may not be able to commence production of our electric boats as planned.

●	We may not receive anticipated grant funding.
●	We could experience cost increases or supply disruptions.
●	We depend upon third parties to manufacture and to supply key semiconductor chip components necessary for our boats.
●	Our ability to meet our manufacturing workforce needs is crucial to our results of operations and future sales and profitability.
●	We have a large fixed cost base that will affect our profitability if our sales decrease.
●	A significant number of our shares of outstanding common stock is currently owned by a single stockholder, and it may therefore be able to substantially control our management and affairs.
●	Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.
●	Our annual and quarterly financial results are subject to significant fluctuations.
●	Unfavorable weather conditions may have a material adverse effect on our business, financial condition, and results of operations.
●	A natural disaster, the effects of climate change, or disruptions at our manufacturing facility could adversely affect our business.
●	If we fail to manage our manufacturing levels our business and margins may suffer.
●	We will rely on third-party suppliers to provide components and raw materials essential to the construction of our boats.
●	Termination or interruption of informal supply arrangements could have a material adverse effect on our business or results of operations.
●	Product liability, warranty, personal injury, property damage and recall claims may materially affect our financial condition and damage our reputation.
●	Our boats will use lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.
●	Product warranty claims or product recalls could have a material adverse impact on our results of operations.
●	The nature of our business exposes us to workers’ compensation claims and other workplace liabilities.
●	If we are unable to comply with environmental and other regulatory requirements, our business may be exposed to material liability and/or fines.
●	The electronic vehicle (EV) industry and its technology are rapidly evolving and may be subject to unforeseen changes.
●	Our sales and profitability depend, in part, on the successful introduction of new products.
●	Our success depends upon the continued strength of our brand, the value of our brand, and sales of our products could be diminished as a result of negative publicity.
●	Our passion and focus on delivering a high-quality and engaging Forza X1 experience may not maximize short-term financial results.
●	Extended periods of low petroleum-based fuel prices could adversely affect demand for our boats.
●	We will rely on complex machinery for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance, safety, security, and costs.
●	If our boats fail to perform as expected, our business could be harmed.
●	Our boats will rely on software and hardware that is highly technical.
●	We have no experience servicing our boats.
●	We may not be able to execute our manufacturing strategy successfully.
●	We may need to raise additional capital that may be required to grow our business.
●	If we fail to manage future growth effectively, we may not be able to market or sell our products successfully.
●	We depend upon our executive officers and we may not be able to retain them.
●	We may attempt to grow our business through acquisitions or strategic alliances and new partnerships.
●	We rely on network and information systems and other technologies for our business activities and certain events.
●	Uninsured losses could result in payment of substantial damages.
Intellectual Property Risks
●	Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.
●	We may not be able to prevent others from unauthorized use of our intellectual property.

●	If our patents expire or are not maintained, our patent applications are not granted or our patent rights are contested, circumvented, invalidated or limited in scope, we may not be able to prevent others from selling, developing or exploiting competing technologies or products.
●	We may in the future become subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.
●	Our use of open source software in our applications could subject our proprietary software to general release.
●	A significant portion of our intellectual property is not protected through patents or formal copyright registration.
●	Confidentiality agreements with employees may not adequately prevent disclosure of trade secrets.
●	We may need to defend ourselves against patent, copyright or trademark infringement claims.
Risks Related To Our Industry
●	Demand in the powerboat industry is highly volatile.
●	Our industry is characterized by intense competition, which affects our sales and profits.
●	General economic conditions, particularly in the U.S., affect our industry, demand for our products and our business, and results of operations.
●	Global economic conditions could materially adversely impact demand for our products and services.
●	Our sales may be adversely impacted by increased consumer preference for other activities or other boats.
●	Terms of subsequent financings may adversely impact your investment.
●	If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry, the price of our common stock could decline.
●	The obligations associated with being a public company will require significant resources.
●	We do not yet have adequate internal controls.
●	Our failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.
●	For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements.
Risks Relating to Ownership Of Our Common Stock
●	Our common stock price may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for your common stock.
●	We do not intend to pay dividends on our common stock for the foreseeable future.
●	FINRA sales practice requirements may limit your ability to buy and sell our common shares.
●	Volatility in our common shares price may subject us to securities litigation.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company more difficult.
●	Our amended and restated certificate of incorporation provides that the Delaware Court of Chancery will be the exclusive forum for certain types of state actions that may be initiated by our stockholders.

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

We were initially a wholly owned subsidiary of Twin Vee PowerCats Co. (“Twin Vee”). Prior to our incorporation on October 15, 2021, we operated as the Electra Power Sports™ Division of Twin Vee. Following the Twin Vee initial public offering that closed on July 23, 2021 (the “Twin Vee IPO”), Twin Vee determined in October 2021 that for several reasons that include, but are not limited to, avoiding confusion in the marketplace between its legacy Twin Vee gas-powered line of boats, that the company would market its new independent line of electric boats under a new brand name (and new subsidiary) separate and apart from Twin Vee. Twin Vee and Forza X1 brands are unique in their own way, including (i) the profile of the targeted Forza X1 customer who is environmentally conscious and would purchase an electric boat versus gas-powered model, (ii) the marketing and sales strategy of each company, and (iii) Twin Vee’s use of a third-party dealer network whereas Forza X1 plans on implementing a digital direct to consumer model. In addition, electric powered boats will require a specific and unique level of training and knowledge for supporting and servicing the technical and warranty claims that might arise. The service and support of gas and electric powered boats are very different, and it became clear to us that Forza required its own unique brand. As a result, on October 15, 2021, we were incorporated as a wholly owned subsidiary of Twin Vee and Twin Vee transferred the entirety of its electric boat business to us pursuant to an assignment of assets agreement and other agreements. Our controlling shareholder, Twin Vee, developed and tested the Twin Vee 280 Electric – 2.0 Prototype, which was a Twin Vee 28-foot gas-powered catamaran boat retrofitted with an electric propulsion system. After the successful sea trial of the Twin Vee 280 Electric – 2.0 Prototype in November 2021, Twin Vee decided to develop a new multi-hull, catamaran design for its electric boats and not seek to retrofit an electric propulsion system into a boat originally designed for a gas-engine.

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

Our initial two models, the FX1 Dual Console and FX1 Center Console, were designed to be 25-foot in length, have an 8’ beam or width and utilize a catamaran hull surface to reduce drag and increase run times. To date, we have completed the design of the 25-foot FX dual console model, including hull, deck and small parts. This design has gone from an intellectual concept in CAD to fiberglass and foam plugs, fiberglass molds and, finally, working boat parts in just over one year.

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

With respect to the foregoing, we have not yet: (i) entered into any arrangements with third parties to provide financing services through our web and app platform, or (ii) hired staff for our intended support and service department. We are still in the initial stages of establishing its distribution and service plans. We are uncertain as to when we will commence selling to end-user customers. We are currently in the process of identifying the states we will be allowed to sell direct-to-consumer. For states that have do not allow such an arrangement, we intend to make sales through OneWater’s locations. OneWater will be able to forecast how many boats they initially require, and after production, we will have the boats transported to the dealerships.

Similarly, we are in the process of identifying potential marine service centers and technicians we would like to form strategic relationships with to ensure that we have a comprehensive service support system in place when our boats are sold, we will utilize OneWater dealerships and service centers where they are available. We will also work to establish our 500-mile radius mobile service vans and trucks before selling the first Forza X1 product so that local customers will have that option.

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

The early stage control systems were installed in the second prototype at the end of October 2021. The boat, motors and control system were successfully tested out of the water and in Twin Vee’s Fort Pierce facility. These tests included operating the motors through a series of increased and decreased power settings, continuous checks for temperature fluctuations within the battery, battery management system, vehicle control unit, and glycol cooling system. These tests were initially light load tests and once successful, allowed testing to move to medium load, and then high load testing which included the second prototype being launched from Stan Blum Boat Ramp near North Hutchinson Island in Fort Pierce Florida for a sea trial on November 4, 2021. The boat was successfully tested in the water and performed a series of maneuvers and tests. All in water testing included continuous operation and monitoring of all sensors, flow temperatures, battery temperatures, power settings and connectors and glycol flow. We concluded that our system was designed well and allowed us to move to the next stages of our development.

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

F-22 Electric Monohull

The third prototype is a 22 foot Monohull built by Twin Vee with an efficient hull design, cost effective construction and optional center console or dual console configurations. The design of the hull allows for compact battery placement and a smooth enjoyable ride on the lake or ocean.

The control system for the F-22 is updated for improved durability, simplification, and function. The key switch in the control system activates the main electrical systems (i.e., the battery pack, Inverter, OBC) for the boat, including the accessories, such as the bilge pump, horn, hatch control, etc.

The user interface is a touchscreen display utilizing control software that goes beyond simple monitoring. With the display, the operator gets the additional functionality of alerts. Alerts allow the boat’s operator to setup as many warnings and alarms as they may need so they can be forewarned of potential problems. Additionally, the control functionality provides operators with the ability to manage the electrical system, monitor charge levels, inverter and motor temperatures and more.

The Low Voltage Distribution (LVDU) -box is plug and play for easy installation, which contains the main controller connecting pumps for different cooling systems as well as the battery pack, onboard charger, and inverter to control the boat speed. The panel is completely electrical based on 24 VDC volts from the boat’s electrical supply. The LVDU- is installed under the console for ease of access. The battery pack is connected over the CANBUS network with the system’s microcontroller.

Since the successful launch of the second prototype, we have accomplished the mechanical design of our electric outboard motor and control system, sourcing and detailed fabrication blueprints are completed. The team has completed the 3rd iteration of the outboard motor design which is intended to include many significant design updates to ensure long and robust life on the water. The electrical bills of materials, mechanical bills of materials, and assembly fixturing has been completed that are all fundamental to the building and testing of the systems. Over 50 distinct custom parts have been designed for this prototype using 3D modeling software. 3D CAD models, assemblies, as well as 2D fabrication drawings following ASME standards have been completed and sent out to several machine shops, rapid prototype houses and casting suppliers in the US and overseas. At the same time, we are working with local machine shops within a two-hour radius of North Carolina to establish business relationships that will enable future quick turn door to door parts rework and delivery.

To date, Forza has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and four 22-foot center console (F22) monohulls. In addition, we have also electrified a pontoon boat for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components. We are experimenting with our first 300 HP stacked motor design. Forza completed its first 22-foot full electrified dual console model and successfully tested it in September and October of 2023. The boat model is currently planned be offered in 2024 with the existing center console. As expected, Forza has made numerous improvements to its engine and propulsion systems and is experimenting with additional battery configurations to optimize performance.

Forza X1 Outboard Motor

We have completed the design phase of our outboard motor and which is now in the prototype phase of developing and preparing to manufacture it to power our F22 and F24 boats. The outboard motor is expected to provide the capacity for up to 35 knots of speed and 180HP (peak) of power, subject to varying levels, loads, winds, currents and speeds.

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

The battery packs are based on the world-class 2170 cylindrical cells and have the highest energy density solution in the market with approximately 200 Wh/kg, while also allowing advanced monitoring and diagnostic reporting. The packs contain a highly efficient, liquid cooled thermal management system and the sealed enclosures are rated IP67, which eliminates potential for debris and weather to get inside the battery pack.

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

Forza X1 Intellectual Property

We are working to create a portfolio of proprietary designs and technology that we expect to serve as the foundation of our product development. To date, we have three design and four utility patent applications on file with the United States Patent and Trademark Office. Certain patent applications were originally filed by, and in the name of, the individual who was the inventor of the technology and since have been assigned to us. Below is a list of pending patent applications that we are seeking approval for from the United States Patent and Trademark Office. We cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. See “Intellectual Property Risks.”

IDEA / CONCEPT NAME	DESCRIPTION	IP TYPE	App Number and Filing Date
360 Steering Lower Pod with Disconnect	For outboard, lower pod steering mechanism using slewing bearing and spur gear mechanism allowing for a full 360-degree rotation. Also features a pass through the center method for cooling fluid, and an easy way to interchange lower drive units with the fixed upper unit.	Full Non-provisional Patent	App # 63,207,748 FILING DATE 03/18/21 Received Notice of Patent Granted January 2024
Original Outboard Cover Design	Original shape of outboard cover	Design Patent	App # 29/818,844 FILING DATE 12/10/21 Received Notice of Patent Granted January 2024
Unibody Frame	Shape of frame that allows vertical mounting of motor and transmission inside the outboard	Design Patent	App # 29/818,842 FILING DATE 12/10/21 Received Notice of Patent Granted January 2024
Outboard cover design — ALPHA 01 version	shape of the updated prototype cover and cowling	Design Patent	App # 29/819,262 FILING DATE 12/14/21 Received Notice of Patent Granted January 2024
Trim and Tilt with cable routing thru pivot axis	A trim and tilt assembly that routes cables through the pivot axis which protects cables, keeps the bundle from excessive bending and results in a cleaner design	Utility Patent	App # 63,287,740 FILING DATE 12/09/21
Jet Drive Lower Unit for an Electric Outboard	The design of the lower jet drive as it is configured for the integration with the electric outboard	Utility Patent	App # 63,293,420 FILING DATE 12/23/21
Closed Loop Heat Exchanger Integrated in a Lower Drive Unit	Integrate a cooling radiator inside of the lower drive propeller or jet drive unit itself. Simplify the cooling circuit by eliminating the need for a raw sea water intake.	Full Non-provisional Patent	App # 18/150,943 FILING DATE 1/06/22
cooling circuit with cartridge style inserts in the lower unit	Similar to the above but a more refined methodology of using a set of unique 3D metal printed heat exchanger cartridges	Full Non-provisional Patent	App # 18/404,991 FILING DATE 1/05/24

Outboard Motor Cowling Latch Assembly	The outboard top cover should not be removed until the electric motor and inverter is safely de-energized which typically takes 4 to 5 seconds after powering down. This invention features a special latch mechanism, a sensor to detect position of latch, and a locking solenoid which will prevent inadvertent removal of cowling cover which will prevent a user from being electrocuted.	Utility Patent	App # 18/507782 Filing Date 11/14/23
Docking Assist Motor Control and Auto-pilot mode for Trailer loading and launching	Similar to docking assist GPS guided auto-pilot systems but this one is specifically intended to assist with single handed boat launching or loading to and from a trailer. Use position sensors on the trailer, have the boat automatically guided safely by itself while the captain is backing trailer into the water, or on the trailer preparing the winch, etc.	Utility Patent	App # 63/402,124 FILED 8/30/2023

Double Motor Stack for an outboard powerhead arrangement	Cascadia and other EV motor vendors offer a configuration where the DC motor can be stacked on top of another motor to double the power output of the vehicle. Packing this into an outboard motor design might be a first for the industry and will be worth patenting if possible.	Utility Patent	App # 63/402,124 FILING DATE 8/30/22

Forza X1 Future Factory

We are currently building a state-of-the-art manufacturing plant to incorporate the latest in closed-molded composite boat building technologies and electric engine assembly processes. On July 28, 2022, we received notice that the North Carolina Economic investment committee has approved a Job Development Investment Grant (“JDIG”) providing for reimbursement to us of up to $1,367,100 over a twelve-year period to establish a new manufacturing plant in McDowell County, North Carolina. The receipt of a tax abatement is conditioned upon us investing over $10.5 million in land, buildings and fixtures, infrastructure and machinery and equipment by the end of 2025 and us creating as many as 170 jobs. We have selected our new site in McDowell County, North Carolina to build the Forza X1 factory. We are designing a 100,000 square foot facility designed for capacity and production of 1,000 units annually that we intend to build over time in various phases, starting with an initial 60,000 square foot facility that will have a capacity of 550 units annually that we anticipate the cost of which will be $8 million for the construction of the factory. We anticipate that the local incentives that it has been approved to receive will help to offset some of the cost to be incurred with respect to the building of the factory. However, there can be no assurance that such negotiations will be successful or that we will meet the requirements to receive the anticipated incentives will be granted to us.

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

The foundation of the factory has recently been poured and we anticipate that crews will start setting steel soon.

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

We expect production at the Forza X1 future factory to initially ramp up according to orders received and increase over time.

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

We believe our proprietary electric powertrain system will enable us to design and develop zero-emission boats that overcome the design, styling, and performance issues that have historically limited broad consumer adoption of electric boats. As a result, we believe customers of our vehicles will enjoy many benefits, including:

●	Extended Run Times and Recharging Flexibility. We are designing our boats to offer an intermediate-range option and an option that would increase the battery pack capacity for extended run times. Charging stations specifically designed for electric boats will eventually be an option for customers as well. Norway and Venice, Italy, are beginning to construct a network of electric boat charging stations. In the United States, Lake Tahoe is now home to a rapid-charging electric boat charging station. While the US and the rest of the world begin to adopt a network of electric boat-specific stations, our design for the Forza X1 boats incorporates an onboard charging system, permitting recharging from almost any electrical outlet and residential and commercial charging stations previously only utilized for electric automobiles.

●	Energy Efficiency and Cost of Ownership. We believe our boats will offer consumers an attractive cost of ownership compared to similar outboard powerboats. By using a single powertrain and customizing the systems within the electric powertrain and the rest of the boat, our boats are more energy-efficient, and therefore less expensive to operate and maintain.

●	Environmental sustainability. Large gas-powered engines often leak and produce carbon emissions, both of which are generally harmful to fragile marine ecosystems. By offering a fully electric boat to our customers and an alternative to traditional propulsion systems, we can foster a more environmentally sustainable boat brand. Our greatest hope is to be purposeful stewards of the marine industry and lead by example in environmentally friendly innovation.

●	Noise Level. So often, powerboats create large amounts of noise, disturbing wildlife and making it difficult for fellow passengers to hear one another while underway. The electric powertrain of a Forza boat will produce little to no sound, making it easier to enjoy the sounds of nature, family, and friends. Our products will also help tremendously with fishing and other sporting and water-based activities that favor less noise.

Our Strengths and Competitive Advantages

We believe that the following are the critical investment attributes of our company:

●	Singular Focus and Leadership in Electric Powertrain Technology. We are focused exclusively on developing our electric boats and electric powertrain technology to achieve a compelling combination of range and performance at a price point accessible to a large segment of the boating population. We intend to use our electric powertrain expertise to innovate rapidly and sustain technological and time-to-market advantages over other marine manufacturers. Our targeted base cost for the Forza X1 is approximately $150,000. We are not aware of any other electric boats currently being manufactured and sold commercially in the U.S. The electric boats we are aware of that are in pre-production by other manufacturers are designed either for the luxury or speed boat market and carry a base cost in the range of approximately $300,000.

●	Combination of Expertise from the Traditional Boat Manufacturing Industry and Electrical Engineers. Our company’s founders have been in the boat building business for over 25 years. Our boat design and manufacturing knowledge are supplemented by engineers with strong skills in electrical engineering and software and controls.

●	Rapid Customer-Focused Product Development. We are designing our product development process to rapidly react to data collected from our boats, direct interaction with our customers, and feedback from our web and app platform. That information should enable us to introduce new models and features to expand our customer base and brand recognition.

●	Direct To Consumer System. We are building a vertically integrated and premium direct-to-consumer system to achieve operating efficiencies and capture sales and service revenues traditional boat manufacturers do not generally receive in the distribution and service model they employ.

●	Capital Efficiency. We believe our rapid product development process, powertrain technology applicable for future boat models, and our plan to hold lower inventory levels while still meeting customer demand will help reduce the capital required to reach operating efficiencies. This approach is designed to allow us to achieve profitability at relatively low sales volumes and create a viable long-term business.

Our Strategy

We intend to be a leading manufacturer and direct seller of electric boats and electric powertrain and propulsion technologies through the following strategies:

●	Successfully Launch the electric monohull. We believe the successful launch of our first commercially available electric boat is critical to our ability to capitalize on the marine electric vehicle market opportunity and establish ourselves as leaders in the industry. We anticipate that our prototypes will go through additional testing, design, and fabrication iterations, and refinements before we commence production of consumer boats. The electric motor and control system are in working order, our team of engineers have begun the process of improving these engines and are developing a “stacking” engine design which will double the horsepower in the same sleek cowling. These additional motors will have improved features including enhanced liquid cooling heat exchangers and higher power availability. Additional motors are being produced for the purpose of intensive reliability and durability testing, utilizing destructive and non-destructive techniques. The goal is to commercialize and manufacture this motor as the original propulsion system for our F22 and F24 boats.

●	Invest in Our Infrastructure. We plan to invest in our product development and operations infrastructure to enable our growth, product innovation, and customer experience.

●	Use a Common Platform to Introduce New Models. We intend to design with an adaptable platform architecture and common electric powertrain to provide us the flexibility to use previous model platforms to launch subsequent electric boat models cost-efficiently.

●	Focus on Technological Advancements and Cost Improvement. We intend to constantly look for ways to improve upon and further develop our proprietary electric powertrain system while reducing its manufacturing cost.

●	Build our Company-Owned Sales and Service Network. We are programming and building our expansive and vertically integrated customer-centric web and app platform to connect with customers for an end-to-end experience encompassing everything from buying, financing, delivery, servicing, and training. This customer-centric approach to sales and service is intended to simplify accessing necessary information for potential buyers and current owners in an easily accessible and streamlined online space.

●	Leverage Industry Advancements in Battery Cells. We intend to leverage the substantial investments made globally by battery cell manufacturers to improve power and capacity.

●	Build and Leverage Strategic Relationships. We intend to establish and develop strategic relationships with industry leaders to launch our planned electric boats and sell our electric boat powertrain components. We envision significant inroads with boat manufacturers to retrofit various hull configurations, replacing traditional gas outboard motors and existing boat owners who could retrofit their boats with Forza X1’s outboard motors, controller, and battery packs.

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

Customers who lack Forza X1 service access through our network of mobile services vans and trucks will be able to utilize the traditional warranty claim process, which is standard throughout the recreational boat industry. In our case, a customer will contact us through our website or app and speak with our support and service department and provide them with details about the issues they are experiencing with their boat. If over-the-air updates to software or hardware are insufficient to solve the problems and customer experience and service center or mobile service van are not within range of the customer, our support and service department will provide assistance.

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

We are still in the initial stages of establishing our service plans. We are in the process of identifying potential marinas, service centers, and technicians we would like to form strategic relationships with to ensure that we have a comprehensive service support system in place when our boats are sold. Although we are planning to eventually internalize most aspects of boat warranty and service through our mobile service vans and trucks over time, initially, we plan to operate them within 500 miles of the Forza X1 factory and partner with third parties elsewhere to enable nationwide coverage for our customers’ boat service and warranty repair needs.

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

Employees/Human Capital

We believe we maintain excellent relations with our employees. As of March 1, 2024, we employed eleven people as full-time employees, these employees are provided additional administrative support from Twin Vee. We also work with a variety of third-party consultants, including naval architects, electrical engineers, prototype professional and procurement professionals. None of our employees are represented by a labor union. See “Certain Relationships and Related Party Transactions—Transition Services Agreement.”

Corporate Information

Our principal executive office is located at 3101 S. US-1, Ft. Pierce, Florida 34982, and our telephone number is 772-202-8039. We maintain our corporate website at www.forzax1.com. Investors should not rely on any such information in deciding whether to purchase our common stock.

Forza X1, Inc. was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, but we subsequently changed our name to Forza X1, Inc. on October 29, 2021. Our controlling shareholder was incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009, and reincorporated in Delaware on April 7, 2021, as Twin Vee PowerCats Co.

Facilities

We currently share our corporate headquarters located at 3101 US Highway 1, Fort Pierce, Florida, 34982 with Twin Vee. Twin Vee leases the facility from Visconti Holdings, LLC, (“Visconti Holdings”) an entity owned and controlled by our Executive Chairman and Chief of Product Development, Joseph Visconti pursuant to a lease agreement (the “Lease Agreement”), dated January 1, 2020, by and among the Company, Visconti Holdings, LLC and Twin Vee PowerCats, Inc. The Lease Agreement currently has a 5-year term, with an option to renew for an additional 5-year term. Twin Vee PowerCats, Co., currently pays Visconti Holdings $35,000 per month plus applicable sales and use tax, which is currently 7% in St. Lucie County. While we believe these headquarters are adequate for our current operations and needs, we do believe that the capacity at the facility will not be sufficient to support both our full-scale production and Twin Vee’s full-scale production.

We have selected our new site in McDowell County, North Carolina to build the Forza X1 factory. We have designed a 100,000 square foot facility designed for capacity and production of 1,000 units annually that we intend to build over time in various phases, starting with an initial 60,000 square foot facility that will have a capacity of 550 units annually that we anticipate the cost of which will be $8 million for the construction of the factory. We anticipate that the local incentives that it has been approved to receive will help to offset some of the cost to be incurred with respect to the building of the factory. However, there can be no assurance that such negotiations will be successful or that we will meet the requirements to receive the anticipated incentives will be granted to us.

In October of 2022, we signed a two-year lease agreement, on an 8,800 square foot warehouse facility in Old Fort, North Carolina to begin building out our prototype engines. The monthly base rent was $7,517 the first year, including taxes and common area maintenance, the lease required a $7,517 security deposit. The base rent increased three (3%) on the anniversary of the annual term. See “Forza X1 Future Factory.”

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the year ended December 31, 2023, we incurred a net loss of $5,933,113 and used cash in operations of $4,254,221. For the year ended December 31, 2022, we incurred a net loss of $3,630,081 and used cash in operations of $3,377,621. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

Until we begin generating revenue, there is a doubt about our ability to continue as a going concern through December 31, 2024.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

We are a company with an extremely limited operating history and have not generated any revenue from sales of our boats or other products and services to date. As we attempt to transition from research and development activities to production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to design and complete the design and engineering of the FX1 sport boat and its outboard electric motor and then reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of a commercially viable electric boat and its outboard electric motor, will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. In addition, we have engaged in limited marketing activities to date, so even if we are able to bring an electric boat or other commercial products to market, on time and on budget, there can be no assurance that customers will embrace our products in significant numbers. Although we have received boat reservations, they are non-binding and cancellable and therefore cannot be relied upon as true indications of interest in our products. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of third-party consumer financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our electric boat and our other commercial products, and ultimately our success.

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

Our electric boats are being designed as fully integrated electric boats, including the hull, outboard motor and control system. There can be no assurance that we will be able to complete development and mass produce the electric boat when anticipated, if at all, or that the anticipated features or services to be included in the electric boat will create substantial interest or a market, and therefore our anticipated electric boat product, its sales and growth for our product may not develop as expected, or at all. For example, in May 2021 we experienced a catastrophic failure in connection with the sea trial of a prototype of our electric boat which resulted in a six-month delay in our design timetable as we implemented changes to the design for outboard electric motor system as a result of the failure. Although recent trials have been successful, we cannot guarantee that similar events will not occur in the future, or that we will be able to contain such events without damage or delay. Even if such a market for the electric sport boat develops, there can be no assurance that we would be able to maintain that market.

Our operations to date have been primarily limited to finalizing our design and engineering of our electric sport boat as well as organizing and staffing our company in preparation for launching the electric boat. As such we have not yet demonstrated, and our success is wholly dependent upon, our ability to commercialize our products. The successful commercialization of any products will require us to perform a variety of functions, including:

●	completing the design and testing for the electric sport boat and our proprietary outboard electric motor;

●	manufacturing the electric sport boats;

●	developing a vertically integrated direct-to-consumer distribution system; and

●	conducting sales and marketing activities.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, including increased complexity resulting from our international expansion. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the Securities and Exchange Commission (the “SEC”). Ineffective disclosure controls and procedures, and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

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

We will require significant capital to develop and grow our business, including developing our first boat to be manufactured, the electric boat, as well as building our brand, and we will not be able to rely on Twin Vee as a source of such funding. We expect to make additional capital expenditures and incur substantial costs as we complete the design and engineering of the electric boat and prepare to commercially launch sales of our boats and grow our business, including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our boats and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we expect to incur significant costs as we build our factory in North Carolina. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our boats but also to control our capital expenditures and costs. As we expand our product portfolio, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our boats and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected.

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

We may not receive the anticipated tax abatement from the Job Development Investment Grant.

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

Twin Vee PowerCats, Co. currently owns 44% of our outstanding common stock. Joseph Visconti, who currently serves as our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee PowerCats Co., and is also the Chairman of the Board and Chief Executive Officer of Twin Vee PowerCats Co. Mr. Visconti beneficially owns 24.455% of the outstanding stock of Twin Vee PowerCats Co. As a result of these holdings, Mr. Visconti does and will have significant influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Therefore, Twin Vee PowerCats Co. will have substantial influence over any election of our directors and our operations. It should also be noted that for the most part, authorization to modify our amended and restated certificate of incorporation, as amended, requires only majority stockholder consent and approval to modify our amended and restated bylaws requires authorization of only a majority of the board of directors. This concentration of ownership could also have the effect of delaying or preventing a change in our control. Accordingly, our Executive Chairman and Chief of Product Development could cause us to enter into transactions or agreements that we would not otherwise consider.

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

If we experience delays in the development of our fully electric sport boat, fail to bring it to market as and when planned or if it fails to gain market acceptance, our bottom line will suffer.

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

Because we have not begun commercial production of the electric boat, we have no experience servicing or repairing our electric boats. Servicing electric vehicles is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. In addition, we plan to partner with certain third parties, such as we have with OneWater, to perform some of the service on our vehicles, and there can be no assurance that we will be able to enter into acceptable arrangements with any such third-party providers. Further, although such servicing partners may have experience in servicing other electric vehicles, they will initially have no experience in servicing our boats. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that we and our servicing partners will have sufficient resources, experience or inventory to meet these service requirements in a timely manner as the volume of boats we deliver increases. This risk is enhanced by our limited operating history and our limited data regarding our boats’ real-world reliability and service requirements. In addition, if we are unable to roll out and establish a widespread service network that provides satisfactory customer service, our customer loyalty, brand and reputation could be adversely affected, which in turn could materially and adversely affect our sales, results of operations, prospects and financial condition.

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

Maintaining the secrecy of confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. We may be unable to prevent outages or security breaches in our systems. We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we expose our vendors or partners to cybersecurity attacks. Any or all of the foregoing could adversely affect our results of operations and our business reputation.

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

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of any data could impact our ability to attract new customers. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

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

Our operations and performance depend significantly on economic conditions. Global financial conditions continue to be subject to volatility arising from international geopolitical developments and global economic phenomenon, as well as general financial market turbulence. Uncertainty about global economic conditions could result in material adverse effects on our business, results of operations or financial condition. Access to public financing and credit can be negatively affected by the effect of these events on U.S. and global credit markets. The health of the global financing and credit markets may affect our ability to obtain equity or debt financing in the future and the terms at which financing, or credit is available to us. These instances of volatility and market turmoil could adversely affect our operations and the trading price of our common shares resulting in.

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

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Initially, the aggregate number of shares of our common stock that might be issued pursuant to stock awards under our 2022 Plan was 1,500,000 shares, which has been since increased to 2,680,398 pursuant to the evergreen provision in the 2022 Plan, and of which 790,481 remain available for grant as of the date hereof. Increases in the number of shares available for future grant or purchase may result in additional dilution, which could cause our stock price to decline.

At December 31, 2023, the Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the years ended December 31, 2023 and 2022.

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

On October 4, 2023, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (August 22, 2023 through October 3, 2023), our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our common stock and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “FRZA.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until April 1, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance. If, however, we do not achieve compliance with the Minimum Bid Price Requirement by April 1, 2024, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Nasdaq listing requirements, including such actions as effecting a reverse stock split to maintain our Nasdaq listing.

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

The trading price of our common stock has been and is expected to continue to be volatile and has been and may continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. On August 12, 2022, the reported closing price of our common stock was $7.49, while on January 4, 2024 the closing price of our common stock was $0.47. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance for prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on Forza’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Forza acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

We currently share our corporate headquarters with our controlling shareholder, Twin Vee.

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has traded on the Nasdaq Stock Market LLC under the symbol “FRZA” since August 12, 2022. The last price of our common stock as reported on the Nasdaq Capital Market LLC on March 20, 2024 was $0.47 per share.

Stockholders

We have two classes of stock, undesignated preferred stock and $0.001 par value common stock. No shares of preferred stock have been issued or are outstanding. As of March 27, 2024, we had three common stock stockholders of record. The number of holders of record is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend Policy

We did not pay a cash dividend during the 2023 or 2022 fiscal years. We presently intend to retain our earnings, if any, to finance the development and growth of our business and operations and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

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

Recent Sale of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2023 in transactions that were not registered under the Securities Act other than as disclosed in our filings with the SEC.

Issuer Purchases of Equity Securities

On January 17, 2023, we announced that our Board of Directors had approved a stock repurchase program authorizing the repurchase of up to $1,000,000 of our common stock. On October 4, 2023, we repurchased 29,226 shares of our common stock for $21,379. No further repurchases have been completed.

Equity Compensation Plan Information

On August 12, 2022, we adopted the Forza X1, Inc. 2022 Stock Incentive Plan (the “2022 Plan”). The following table provides information, as of December 31, 2023 with respect to options outstanding under the 2022 Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Equity Compensation Plan Options*	Weighted- Average Exercise Price of Outstanding Equity Compensation Plan Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)(1)
Equity compensation plans approved by security holders	1,889,917	2.75	80,333
Equity compensation plans not approved by security holders	—
Total	1,889,917	2.75	80,333

(1) The maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock.

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

To date, Forza has built-out and tested multiple Forza company units, including: three offshore-style catamarans, two bay boat-style catamarans, one deck boat and three 22-foot center console (F22) monohulls. In addition, we have also electrified two pontoon boats for a major national pontoon manufacturer. We are in the process of an additional pontoon electrification project and are building an additional five monohulls. Each build cycle includes improvements and involves extensive duration and performance testing.

In late 2023 – early 2024, the Company’s outboard motor has undergone an extensive redesign. This new design incorporates a new simplified frame structure that uses stacked custom castings which are sealed for increased durability and corrosion protection. The overall shape of the motor and cowlings have been updated, and the cowlings redesigned to facilitate higher volume manufacturing processes such as thermoform and injection molding. Furthermore, the motor cooling circuits have been improved to optimize cooling flow rates to the inverter, which aims to extend time on the water in a single charge. The Forza team has hired an outside consulting agency that employs many experienced outboard engineers and analysists. They have contributed input on the new design and have collaborated on the development of the design verification plan. The engine design and lower units and the control systems are continuously improved with each iteration. Cooling system improvements have also been prioritized and have yielded a myriad of benefits to runtime, speed, and range. We continue to iterate the engine design, including value engineering of parts and lightweighting of engine components.

Moreover, Forza’s propulsion system is currently undergoing extensive design verification testing. This plan consists of over 100 different tests, including safety critical operational testing, long term 2000-hour endurance tank testing, log strike testing, wave hop simulation testing, corrosion mitigation, extreme temperature testing and user interface / sea trial runs.

The system successfully passed the initial rounds of safety critical operational testing, cooling testing and is tracking for a successful endurance testing using our state-of-the-art tank station.

Later in the summer of 2024 the new motor design will be sent to a third party test lab and will undergo a series of log strike simulations, which is a critical milestone in our verification process.

We are currently sourcing a lab that will conduct a comprehensive wave hop simulation test which is another important step in the verification process.

In June 2023, Forza announced that it received an initial purchase order from OneWater Marine, Inc. indicating its intention to purchase 100 units of our upcoming 22-foot electric monohull boat, which was introduced in March of 2023. As Forza gets into commercialization, the order could equate to approximately $12,000,000 in revenue. This milestone agreement will allow Forza to sell through the conventional dealer model sales channel to support those looking for a more traditional way of purchasing a boat, or to accompany trade-ins, financing needs, and training. The participation of OneWater has been well-received in the marketplace and is a significant achievement for Forza.

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

Forza held a very successful “Electrified Event” in July of 2023 at the Ben Hotel in West Palm Beach, Florida. The Forza F22 monohull was unveiled and approximately two-hundred media members, investors, supporters, and interested parties gathered for a presentation and summary of our history and a glimpse into our future plans. Media members were able to participate in rides on the 100% electric boat and discuss our innovative technology with Forza engineers.

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

Construction is underway at Forza’s North Carolina property and is expected to last for approximately ten months. To date, grading has been completed, and we have completed pouring the 60,000 square foot pad. All of the structural steel and rebar has been delivered, and erection of the building began on March 18, 2024. The building will be capable of producing 500 boats annually, or more, and will serve as the technology and fabrication center for Forza.

Comparison of the Years Ended December 31, 2023 and 2022

The following table provides certain selected financial information for the periods presented:

	Years Ended December 31,
	2023	2022	Change	% Change
Net sales - related party	$37,118	$—	37,118	—
Cost of sales - related party	$33,744	$—	33,744	—
Cost of sales	$123,893	$232,744	(108,851)	(47%)
Gross loss	$(120,519)	$(232,744)	112,225	(48%)
Operating expenses	$6,472,914	$3,420,515	3,052,399	89%
Loss from operations	$(6,593,433)	$(3,653,259)	(2,940,174)	80%
Other income	$660,320	$23,178	637,142	2,749%
Net loss	$(5,933,113)	$(3,630,081)	(2,303,032)	63%
Net loss per common share: Basic and Diluted	$(0.44)	$(0.44)	(0.01)	2%

Net Sales and Cost Sales

Our net sales for the year ended December 31, 2023 and 2022, respectively were $37,118 and $0. Our net sales were due to intercompany sales to Twin Vee, our controlling shareholder. There were no sales to third parties during the years ended December 31, 2023 and 2022.

Gross Profit

Gross loss for the year ended December 31, 2023 and 2022, respectively was $120,519 and $232,744. The gross profit related to the intercompany sales was $3,374.

Operating Expenses

Operating expenses for the year ended December 31, 2023 increased by $3,052,399 to $6,593,433, compared to $3,420,515, for the year ended December 31, 2022. Operating expenses include salaries, selling and general and administrative, research and development, professional fees and depreciation. All of our operating expenses increased significantly over the prior period, as we increase our engineering staff, and moved into building and testing complete motors and boats. Research and development fees for the year ended December 31, 2023 were $1,540,903 compared to $957,220, for the year ended December 31, 2022. Salaries and wages for the year ended December 31, 2023 were $3,279,195 compared to $1,770,126, for the year ended December 31, and most of which was paid to the designers of our fully electric motor, control system and boat. For the year ended December 31, 2023 salaries and wages included $1,345,270 of stock option expense, compared to $458,346, for the year ended December 31, 2022. Our expenses for selling, general and administrative for the year ended December 31, 2023, were $1,112,920 compared to $473,900. Professional fees for the year ended December 31, 2023 were $353,996 compared to $159,304, as we carried the costs of audit and legal fees of a public organization for an entire year compared to only a partial year in 2022. Depreciation for the year ended December 31, 2023 was $185,900 compared to $59,965, for year ended December 31, 2022, this is due to the addition of assets throughout 2023, we would anticipate continued increases as we purchase equipment, and molds. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility.

Other expense and income

Interest expense for the years ended December 31, 2023 and 2022, respectively were $3,694 and $3,286.

Interest income for the years ended December 31, 2023 and 2022, respectively were $1,401 compared to $14,752.

Dividend income for the years ended December 31, 2023 and 2022, respectively were $507,794 and $43,294. Unrealized gain on marketable securities for the years ended December 31, 2023 and 2022, respectively were $103,941, and $0. The realized gain on marketable securities for the years ended December 31, 2023 and 2022, respectively were $50,878, and $0. These increases are due to increased interest rate and account balance throughout 2023.

For the year ended December 31, 2022, we recorded a loss on the sales of assets of $31,582, this was the result of expense paid to secure land in Fort Pierce, Florida to build a new manufacturing facility. It was determined that the costs associated with building on that lot were prohibitive, we cancelled the contract resulting in the loss of $31,582.

Liquidity and Capital Resources

The following table provide selected financial data as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022	Change	% Change
Cash and cash equivalents	$9,821,531	$12,767,199	(2,945,668)	(23.1%)
Current assets	$13,370,219	$13,286,934	83,285	0.6%
Current liabilities	$842,594	$453,191	389,403	85.9%

As of December 31, 2023, we had cash and cash equivalents, and working capital of $9,821,531 and $12,813,609, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. In August of 2022 we completed our IPO, which increased our cash by approximately $15,231,000, and in June of 2023 we completed a secondary offering, which increased our cash by approximately $6,930,000. We have incurred and expect to continue to incur significant costs in pursuit of our financing and construction of our new manufacturing facility. Our management plans to use the proceeds from the IPO and the secondary offering to finance these expenses. We believe that our current capital resources will be sufficient to fund our operations and growth initiative until we start selling electric boat and electric propulsion systems, and that our current capital resources will be sufficient for another 15 months following the date of this Annual Report on Form 10-K. We expect to continue to incur net losses, the Company cannot predict when it will generate revenue, and will have significant cash outflows for at least the next 12 months. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

	Years Ended
	December 31,
	2023	2022	Change	% Change
Cash used in operating activities	$(4,150,280)	$(3,377,621)	(772,659)	23%
Cash used in investing activities	$(5,727,892)	$(606,726)	(5,121,166)	844%
Cash provided by financing activities	$6,932,504	$14,948,261	(8,015,757)	-54%

Cash Flow from Operating Activities

During the years ended December 31, 2023 and 2022, we generated negative cash flows from operating activities of $4,436,264 and $3,337,621, respectively. During the years ending December 31, 2023 and 2022, we had a net loss of $5,933,113 and $3,630,081, respectively. During the year ended December 31, 2023 our cash used in operating activities was impacted by an increase of inventory of $844,618, accounts payable of $12,208 and operating lease liabilities of $94,954. The increase in inventory relates to a minimum purchase requirement of motors from Cascadia. During the year ended December 31, 2023, our cash used in operating activities was impacted by an increase of prepaid expenses of $446,227, accrued liabilities of $369,641, and by non-cash expenses of $1,918,372 due to depreciation, change in fair value of marketable securities, change in inventory reserve, realized gain on sale of marketable securities, stock option expense and change of right-of-use.

Cash Flows from Investing Activities

For the years ended December 31, 2023 and 2022, we used $5,623,951 and $606,726, respectively, in investing activities, $2,826,901 for the purchase of marketable securities, and $2,797,050, for the purchase of property and equipment, primarily expenses associated with construction of our new manufacturing facility in North Carolina.

Cash Flows from Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $6,932,504. The cash flow from financing activities for the year ended December 31, 2023 included net proceeds of $6,929,552 from a follow on underwritten public offering in June 2023. During the year ended December 31,2022, net cash provided by financing activities was $14,948,261, driven primarily by the net proceeds from our initial public offering.

 Results of Operations and Known Trends or Future Events

To date much of our operational activity has been related to the design and build of prototype and testing, as such we do not have any sales or cost of goods sold. The design of our new electric boat shell has been completed and we are now preparing to begin our production process utilizing monohulls. The design of the motors and the motor control system is largely complete; however, the testing and iteration phase may result in significant changes, improvements, and upgrades. To date we have not generated any revenues. We will not generate any operating revenues until we complete the design, build and testing of our EV boats and commercialize them. As stated above, however, we have engaged with several high-profile marine manufacturers and are offering our electrification expertise as a service. We will generate non-operating income in the form of interest income on cash, and cash equivalents. We are uncertain on when we will generate revenues from the sale of these fully integrated electric boat. Forza X1 continues to build and test prototype engines and boats.

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

Revenue Recognition

Our revenue is derived primarily from the sale of boats, motors and trailers. We recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer or customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer or customer. We typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The consideration recognized represents the amount specified in a contract with a dealer or customer. We did not generate any revenue for third parties in 2023, during the year ended December 31, 2023, revenue of $37,118 was the result of intercompany sales.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On December 31, 2023 and 2022, we had cash and cash equivalents of $9,821,531 and $12,767,199, respectively.

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

Research and Development

Research and development costs are expensed when incurred. Such costs for the years ended December 31, 2023 and 2022, respectively were $1,540,903 and $957,220.

Advertising Costs

Advertising and marketing costs are expensed as incurred. For the years ended December 31 2023 and 2022, respectively, advertising and marketing costs incurred by us totaled 99,034 and $11,177.

Income Taxes

We are a C Corporation under the Internal Revenue Code and a similar section of the state code.

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

In accordance with U.S GAAP, we follow the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At December 31, 2023 and December 31, 2022, we do not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Our income tax returns are subject to review and examination by federal, state and local governmental authorities.

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

Forza x1, Inc.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and the Stockholders of

Forza X1, Inc.

Fort Pierce, Florida

Opinion on the Financial Statement

We have audited the accompanying financial statements of Forza X1, Inc. (the “Company”), which comprise the balance sheets at December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Jericho, New York

March 27, 2024

FORZA X1, INC.

Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash and cash equivalents	$9,821,531	$12,767,199
Marketable securities - available for sale	2,981,720	—
Inventories	493,460	—
Prepaid expenses and other current assets	73,508	519,735
Total Current Assets	13,370,219	13,286,934

Operating lease right of use asset	75,147	162,069
Security deposit	7,517	7,517
Property and equipment, net	3,468,961	765,406
Total Assets	$16,921,844	$14,221,926

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$86,820	$99,028
Accrued liabilities	462,381	92,767
Due to affiliated companies	201,848	169,851
Finance leases - current portion	17,313	—
Operating lease right of use liability	68,532	86,245
Contract liabilities - customer deposits	5,700	5,300
Total Current Liabilities	842,594	453,191

Finance leases - noncurrent	58,717	—
Operating lease liability - noncurrent	—	68,532
Total Liabilities	901,311	521,723

Commitments (Note 10)

Stockholders' Equity:
Common stock: 100,000,000 authorized; $0.001 par value; 15,784,000 and 10,450,000 shares issued: 15,754,774 and 10,450,000 outstanding, respectively	15,784	10,450
Treasury stock, at cost, 29,226 and 0 shares, respectively	(21,379)	—
Additional paid in capital	26,046,873	17,777,385
Accumulated deficit	(10,020,745)	(4,087,632)
Total Stockholders' Equity	16,020,533	13,700,203

Total Liabilities and Stockholders' Equity	$16,921,844	$14,221,926

The accompanying notes are an integral part of these financial statements

FORZA X1, INC.

Statements of Operations

	Year Ended December 31,
	2023	2022

Net sales - related party	$37,118	$—
Cost of sales - related party	33,744	—
Cost of sales	123,893	232,744
Gross loss	(120,519)	(232,744)

Operating expenses:
Selling, general and administrative	1,112,920	473,900
Salaries and wages	3,279,195	1,770,126
Research and development	1,540,903	957,220
Professional fees	353,996	159,304
Depreciation	185,900	59,965
Total operating expenses	6,472,914	3,420,515

Loss from operations	(6,593,433)	(3,653,259)

Other income (expense):
Interest expense	(3,694)	(3,286)
Interest income	1,401	14,752
Dividend income	507,794	43,294
Unrealized gain on marketable securities	50,878	—
Realized gain on marketable securities	103,941	—
Loss on the sale of assets	—	(31,582)
Total other income	660,320	23,178

Income before income tax	(5,933,113)	(3,630,081)
Income taxes provision
Net loss	$(5,933,113)	$(3,630,081)

Basic and diluted loss per common share	$(0.44)	$(0.44)

Weighted average common shares outstanding basic and diluted	13,365,613	8,332,735

FORZA X1, INC.

Statements of Stockholders' Equity

For the Years Ended December 31, 2023 and 2022
				Additional		Total
	Common Stock		Treasury	Paid-in	(Accumulated	stockholders’
	Shares	Amount	Stock	Capital	Deficit)	Equity
Balance, January 1, 2022	7,000,000	$7,000	$—	$1,993,000	$(457,551)	$1,542,449
Capital contributions from Twin Vee	—	—	—	500,000	—	500,000
Common stock issued for cash	3,450,000	3,450	—	14,826,039	—	14,829,489
Stock-based compensation	—	—	—	458,346	—	458,346
Net loss	—	—	—	—	(3,630,081)	(3,630,081
Balance December 31, 2022	10,450,000	$10,450	$—	$17,777,385	$(4,087,632)	$13,700,203

Balance, January 1, 2023	10,450,000	$10,450	$—	$17,777,385	$(4,087,632)	$13,700,203
Common stock issued for cash	5,334,000	5,334	—	6,924,218	—	6,929,552
Stock repurchase	(29,226)	—	(21,379)	—	—	(21,379)
Stock-based compensation	—	—	—	1,345,270	—	1,345,270
Net loss	—	—	—	—	(5,933,113)	(5,933,113
Balance, December 31, 2023	15,754,774	$15,784	$(21,379)	$26,046,873	$(10,020,745)	$16,020,533

FORZA X1, INC.

Statements of Cash Flows

	The Years Ended

	December 31, 2023	December 31, 2022

Cash Flows From Operating Activities
Net loss	$(5,933,113)	$(3,630,081)
Adjustments to reconcile net loss:
Depreciation	185,900	59,965
Change in fair value of marketable securities, available for	(50,878)
Stock based compensation	1,345,270	458,346
Change of right-of-use asset	86,922	(162,069)
Loss on disposal of assets	—	31,582
Change in inventory reserve	351,158	—
Inventories	(844,618)	—
Prepaid expenses and other current assets	446,227	(431,258)
Security deposits	—	(7,517)
Accounts payable	(12,208)	85,695
Accrued liabilities	369,614	57,639
Contract liabilities - customer deposits	400	5,300
Operating lease liabilities	(94,954)	154,777
Net cash used in operating activities	(4,150,280)	(3,377,621)

Cash Flows From Investing Activities
Net purchases of investment in trading marketable securities	(2,826,901)	—
Realized gain on sale of marketable securities, available for	(103,941)
Purchase of property and equipment	(2,797,050)	(606,726)
Net cash used in investing activities	(5,727,892)	(606,726)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	6,996,015	15,231,350
Deferred offering costs	(66,463)	(296,361)
Stock repurchase	(21,379)	—
Capital contributions from Twin Vee	—	500,000
Finance lease	(7,666)	—
Repayments of advances from affiliates	(510,556)	(1,099,468)
Advances from affiliates	542,553	612,740
Net cash provided by financing activities	6,932,504	14,948,261

Net change in cash and cash equivalents	(2,945,668)	10,963,914
Cash and cash equivalents at beginning of year	12,767,199	1,803,285
Cash and cash equivalents at end of year	$9,821,531	$12,767,199

Supplemental Cash Flow Information
Cash paid for interest	$3,694	$3,286

Non Cash Investing and Financing Activities
Right of use asset - finance leases	$92,405	—
Right of use asset	—	$183,106

The accompanying notes are an integral part of these financial statements.

FORZA X1, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

1.	Organization

Forza X1, Inc. (“Forza”) was initially incorporated as Electra Power Sports, Inc. on October 15, 2021, but subsequently changed its name to Forza X1, Inc. on October 29, 2021. Twin Vee, the Company’s controlling shareholder, was incorporated in the State of Florida as Twin Vee Catamarans, Inc. on December 1, 2009, and reincorporated in Delaware on April 7, 2021, as Twin Vee PowerCats Co. (“Twin Vee”).

Forza has a December 31st fiscal year-end.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of American (“U.S. GAAP”).

Revenue Recognition

The Company’s revenue is derived primarily from the sale of boats, motors and trailers. The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer or customer. For the majority of sales, this occurs when the product is released to the carrier responsible for transporting it to a dealer or customer. The Company typically receives payment within five business days of shipment. Revenue is measured as the amount of consideration it expects to receive in exchange for a product. The consideration recognized represents the amount specified in a contract with a dealer or customer.

During the year ended December 31, 2023, the Company sold the fiber glass porting of two FX1 model boats to Twin Vee, its controlling shareholder. It has been determined that our current motor configuration is not large enough to power a boat the size of the FX1 model, as such they were sold at scrap value to Twin Vee.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Common Stock Split

On July 22, 2022, the Company filed an amendment to its certificate of incorporation affecting a 1.076923077 forward stock split. All information in these financial statements gives effect to the stock split.

Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of trade receivables. Credit risk on trade receivables is mitigated as a result of the Company’s use of trade letters of credit and the geographically diversified nature of the Company’s customer base. The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. As of December 31, 2023 and 2022, the Company had $12,539,519 and $12,446,216, respectively, in excess of FDIC insured limits.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. Cash equivalents was $9,821,531 and $12,767,199 as of December 31, 2023 and 2022, respectively.

Marketable Securities

Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

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

The carrying amounts of cash equivalents approximate their fair value due to their liquid or short-term nature, such as accounts receivable and payable, and other financial instruments in current assets or current liabilities.

Inventories

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method on a first-in first -out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Provisions have been made to reduce excess or obsolete inventories to their net realizable value, at year ended December 31,2023 and 2022, respectively, the excess or obsolete reserve was $351,158 and $0.

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

Research and Development

Research and development costs are expensed when incurred. Such costs approximated $1,270,104, and $957,220 for the years ended December 31, 2023 and 2022, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs approximated $99,034, and $11,177 for the years ended December 31, 2023, and 2022, respectively, and are included in selling, general and administrative expenses in the accompanying statements of operations.

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

Treasury Stock

The Company accounts for treasury stock under the cost method and is included as a component of stockholders’ equity. Treasury stock held by the Company may be reissued in the future. The Company’s policy is to account for reissued shares as a reduction of treasury stock on a first-in, first-out basis.

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

In accordance with U.S GAAP, the Company follows the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At December 31, 2023, 2022 and 2021, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities.

Recent Accounting Pronouncements

All newly issued accounting pronouncements not yet effective have been deemed either immaterial or not applicable.

3. Liquidity

The Company has incurred a net loss of $5,933,113, and $3,630,081 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had cash and cash equivalents, and working capital of $9,821,531 and $12,813,609, respectively, compared to $12,767,199 and $12,833,743, respectively, on December 31, 2022. In June of 2023 the Company completed its secondary public offering (the “Offering”), which increased its cash by $6,996,015. In August of 2022 the Company completed its initial public offering that closed on August 16, 2022 (the “IPO”), which increased its cash by $15,231,350. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, as the Company cannot predict when it will generate revenue. A successful transition to attaining profitable operations is dependent upon but does not include any adjustments that might be required should the Company be unable to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. Marketable Securities

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$2,930,842	$50,878	$—	$2,981,720
Certificates of Deposits	—	—	—	—
Total marketable securities	$2,930,842	$50,878	$—	$2,981,720

As of December 31, 2022 the Company did not have marketable securities.

5. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 and 2022 are as follows:

		Fair Value Based On
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non-observable Inputs (Level 3)
Marketable securities:
Corporate Bonds	2,981,720	—	2,981,720	—
Total marketable securities	$2,981,720	$—	$2,981,720	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

6.	Property and Equipment

At December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Building - construction in progress	2,347,966	10,031
Land	119,758	—
Equipment	325,377	59,806
Computer hardware and software	50,626	37,016
Software and website development	90,396	35,572
Furniture and fixtures	3,482	—
Vehicles	48,825	—
Prototype	142,526	142,526
Molds and Fixtures	574,416	528,966
	3,703,372	813,917
Less accumulated depreciation	(234,411)	(48,511)
	$3,468,961	$765,406

Depreciation expense of property and equipment of $185,900, and $59,965 for the year ended December 31, 2023 and 2022, respectively.

7. Leases

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. We used the U.S. Treasury rate of 0.33% at October 31, 2022.

The Company leases a warehouse facility, and the land which are located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment is $7,715 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit. The base rent increased three percent (3%) on October 15, 2023.

At December 31, 2023 and December 31, 2022, supplemental balance sheet information related to leases were as follows:

	December 31,	December 31,
	2023	2022
Operating lease ROU asset	$75,147	$162,069

	December 31,	December 31,
	2023	2022
Operating lease liabilities:
Current portion	$68,532	$86,245
Non-current portion	—	68,532
Total lease liabilities	$68,532	$154,777

At December 31, 2023, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31,
2024	$69,680
Total lease payment	69,680
Less imputed interest	133
Total	68,532

The following summarizes other supplemental information about the Company’s operating lease:

December 31, 2023
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.71

December 31, 2023
Operating lease cost	$83,360
Total lease cost	$83,360

8. Finance Leases

The Company has finance leases for a vehicle and a forklift. The Company entered into the vehicle lease in February of 2023, with a recorded value of $48,826 in net property and equipment. It is a 60-month lease at a 3.0% interest rate. The Company entered into the forklift lease in January of 2023, with a recorded value of $43,579 in net property and equipment. It is a 60-month lease at a 7.5% interest rate. At the twelve months ended December 31, 2023, the current and non-current portions of the lease liability were $17,313 and $58,717, respectively.

 At December 31, 2023, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2024	$20,950
2025	20,950
2026	20,950
2027	20,945
2028	875
Total lease payment	$84,675
Total Imputed interest	8,645
Total	$76,030

9. Accrued Liabilities

At December 31, 2023 and 2022, accrued liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Accrued wages and benefits	$59,177	56,581
Accrued operating expenses	403,204	36,186
	$462,381	$92,767

For the year ended December 31, 2023, included in accrued operating expenses was accrued expenses of $390,825, related to the construction of our new manufacturing facility.

10. Related Party Transactions

During the year ended December 31, 2023, the Company recognized revenue of $37,118 related to the sale of a manufactured hull and deck to Twin Vee, the associated Cost of Goods sold were $33,744.

As of December 31, 2023 and 2022, respectively, the Company had a current liability of $201,848 and $169,851 due to Twin Vee.

During the years ended December 31, 2023 and 2022, the Company repaid advances from Twin Vee of $510,556 and $1,099,468, respectively, and had advances from Twin Vee of $542,553 and $612,740, respectively.

Associated with amounts advanced and due to Twin Vee, for the years ended December 31, 2023 and 2022, the Company recorded interest expense of $543 and $3,286, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement expired on August 31, 2023, and was renewed for another year under the same terms. For the years ended December 31, 2023 and 2022, the Company recorded management fees of $81,600 and $67,200, respectively, pursuant to this management agreement which was extended for an additional six months.

For the years ended December 31, 2023 and 2022 the Company recorded rent expense of approximately $37,400 and $20,386, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company incurred $850 per month for rent expense for approximately 1,000 square feet, from January of 2021 through September 2022, and in October of 2022 the month-to-month rent was adjusted to $3,400 per month, as the number of test boats had increased from 1 to 5, and the Company required 4,100 square feet of additional space. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location; however, a number of its employees and consultants work remotely.

In August of 2022, the Company signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the Company’s president, Jim Leffew, purchased the property, and the Company executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the years ended December 31, 2023 and 2022, the lease expense was $20,000 and $10,000, respectively.

Litigation

The Company is currently not involved in a civil litigation in the normal course of business.

11. Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the year ended December 31, 2023.

Treasury Stock

The Company accounts for treasury stock under the cost method and is included as a component of stockholders’ equity. Treasury stock held by the Company may be reissued in the future. The Company’s policy is to account for reissued shares as a reduction of treasury stock on a first-in, first-out basis. The Company repurchased from shareholders 29,226 shares of treasury stock on October 4, 2023, for $21.379.

Equity Compensation Plan

The Company maintains an equity compensation plan, the Forza X1, Inc. 2022 Stock Incentive Plan (the “2022 Plan”) under which it may award employees, directors and consultants’ incentive and non-qualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the 2022 Plan will automatically increase on January 1, 2024. As of December 31, 2023, there were 80,333 shares remaining available for grant under the 2022 Plan. Stock based compensation expense is included in the Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the years ended December 31, 2023 and 2022, the Company recorded $1,345,270 and $458,346, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying statement of operations.

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

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the year ended December 31, 2023:

Year ended
December 31,
	2023	2022
Expected term	5 years	5 years
Expected average volatility	108 - 113%	110 - 113%
Expected dividend yield	—	—
Risk-free interest rate	2.98 –4.72%	2.98 – 3.62%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2021	—	$—	—	$—
Granted	1,441,500	3.41	10.00	4,009,913
Exercised	—	—
Forfeited/canceled	—	—	—	—
Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.75	9.36	$4,257,500

Exercisable options, December 31, 2023	611,250	$2.79	2.79

12. Income Tax

Due to operating losses and the recognition of valuation allowances, the Company has no provision for current and deferred federal or state income taxes in 2023. In 2022, the Company reversed valuation allowances against previously reserved deferred tax assets, accordingly, there was no provision for current and deferred federal or state income taxes.

Deferred income taxes reflect the net tax effects of temporary and permanent differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows as of:

	December 31,	December 31,
	2023	2022

Non-operating loss carryforward	$875,000	$532,000
Valuation allowance	(875,000)	(532,000)
Net deferred tax asset	$—	$—

The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. During year ended December 31, 2023, the valuation allowance increased by approximately $443,000. The Company has net operating and economic loss carry-forwards of approximately $1,507,000 available to offset future federal and state taxable income.

A reconciliation between expected income taxes, computed at the federal income tax rate of 21% applied to the pretax accounting loss, and our blended state income tax rate of 2%, and the income tax net expense included in the statements of operations for the years ended December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
Tax at state rate net of federal benefit	2.0%	2.0%
Change in valuation allowance	(23.0)%	(23.0)%
Provision for taxes	0.0%	0.0%

The Company’s tax positions for 2020 to 2022 have been analyzed and concluded that no liability for unrecognized tax benefits should be recorded related to uncertain tax positions taken on returns filed for open tax years. Tax returns for the years 2020 to 2021, are subject to review by the tax authorities.

13. Net Loss Per Share

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

Basic and diluted loss per common share have been computed based on the following, for the year ended December 31, 2023 and for the year ended December 31, 2022:

	December 31,	December 31,
	2023	2022
Numerator for basic and diluted net loss per share:

Net loss	$(5,933,113)	$(3,630,081)

Denominator:
For basic net loss per share - weighted average common shares outstanding	13,365,613	8,332,735
Effect of dilutive stock options	—	—
For diluted net loss per share - weighted average common shares outstanding	13,365,613	8,332,735

Net loss per share -Basic:
Net loss per share	$(0.44)	$(0.44)

Net loss per share - Diluted:
Net loss per share	$(0.44)	$(0.44)

For the year ended December 31, 2023 and for the year ended December 31, 2022, all potentially dilutive securities were antidilutive.

14.	Subsequent Events

The Company has evaluated all event or transactions that occurred after December 31,2023 through March 25, 2024, during this period, there were no material subsequent events other than the ones listed below.

On January 1, 2024, the Company’s 2022 Stock Incentive Plan automatically increased, and will continue to increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. For 2024, the maximum number of common stock shares that can be issued will be 790,481.

 On March 4, 2024, Mrs. Carrie Gunnerson, the Company’s then Chief Financial Officer, provided the Company notice of her resignation as an executive officer of the Company, effective May 31, 2024. Mrs. Gunnerson informed the Company that she was resigning from the Company as an executive officer to pursue another opportunity and that her resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

On March 6, 2024, Mr. James Leffew, the Company’s then Chief Executive Officer, provided the Company notice of his resignation as an executive officer of the Company. Mr. Leffew informed the Company that he was resigning from the Company as an executive officer and President, to pursue another opportunity and that his resignation was not the result of any disagreement relating to the Company’s operations, policies or practices.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as further described below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act as a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting as of December 31, 2023 based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (COSO). Based on the assessment, management concluded that, as of December 31, 2023 our internal controls over financial reporting were not effective.

We have material weaknesses pertaining to controls that address segregation of duties across financially relevant functions and applications used in financial reporting. We have concluded that these material weaknesses existed because, as a small company, we did not have the necessary business processes, systems, personnel, and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses. Our plan to remediate the material weakness in our internal control over financial reporting includes increasing staffing with our finance department sufficient to facilitate proper segregation of accounting functions and to enable appropriate review of our internally prepared financial statements.

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively recruiting to retain a full-time controller and we are utilizing the assistance of outside advisors where appropriate.

To remediate the existing material weaknesses, additional time is required to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As of December 31, 2023, the material weakness has not been remediated.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) of the Exchange Act) that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

.

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

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Executive Officers:
Joseph C. Visconti	59	Executive Chairman of the Board and Chief of Product Development
Jim Leffew	60	President, Chief Executive Officer and Director
Carrie Gunnerson	48	Interim Chief Financial Officer
Non-Employee Directors:
Marcia Kull (1)(2)(3)	66	Director
Neil Ross (1)(2)(3)(6)	62	Director
Kevin Schuyler (1)(2)(3)(4)(5)	55	Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of the nominating and corporate governance and nominating committee

(4) Chair of audit committee

(5) Chair of compensation committee

(6) Chair of nominating and corporate governance and nominating committee

Executive Officers

Joseph Visconti, Executive Chairman of the Board, Interim Chief Executive Officer and Chief of Product Development

Mr. Visconti has been our Executive Chairman of the Board and Chief of Product Development since July 22, 2022. Mr. Visconti was appointed Interim Chief Executive Officer, on March 12, 2024. From our inception (October 15, 2021) until July 22, 2022, Mr. Visconti served as our Chairman of the Board and the Chief Executive Officer. He also serves as the Chief Executive Officer, President and Director of Twin Vee PowerCats Co., our majority owner, since 2015, which is listed on the Nasdaq Capital Market. He is also the Chairman of the Board and Chief Executive Officer of, Twin Vee PowerCats, Inc., the parent company of Twin Vee PowerCats Co. With over 25 years of executive level operational and financial experience, Mr. Visconti was the founder, CEO and President of two previous companies, the first company was a regional Investment Bank that he built to over 400 employees and sold in 2000. The second company was ValueRich, a financial media company that was taken public on the American Stock Exchange in 2007. ValueRich transitioned from media related business to Twin Vee PowerCats, Inc. in 2015. Mr. Visconti has experience building teams of professionals with a focus on product development and bringing those products to market. Mr. Visconti received his Associate’s degree from Lynn University in 1984. We believe that Mr. Visconti’s operational and financial experience makes him well qualified to serve on our board of directors as our Executive Chairman of the Board.

Mr. Visconti currently devotes approximately 20% of his working time to our affairs.

Jim Leffew, President and Chief Executive Officer

Jim Leffew was appointed as our President in December 2021, and then to our Chief Executive Officer on July 22, 2022, Mr. Leffew resigned from both position on March 6, 2024. Mr. Leffew served as the Senior Vice President, Manufacturing of Maverick Boat Group, Inc. from September 1999 until April 2021, where he was responsible for overseeing manufacturing operations and over 450 direct employees at a company with over $125 million in sales. Prior to joining Maverick Boat Group, Inc., from September 1994 to September 1999 he was a Facilities Director at the Harbor Branch Oceanographic Institution where he directed all construction and maintenance needs for an over 500,000 square foot mixed-use space and managed a budget exceeding $5 million a year. Mr. Leffew received his Bachelor of Science in Mechanical Engineering from the University of Central Florida in July 1987. Mr. Leffew’s history and experience manufacturing products, budgeting and forecasting and managing direct employees will make him a valuable member of our management.

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

Daniel Norton, President

Mr. Norton was appointed President on March 12, 2024, upon the resignation of James Leffew, Chief Executive Officer and President. Mr. Norton has spent over 22 years working in the technical design engineering arena for companies including Caterpillar Inc., Gerber Technology, and ATI Industrial Automation, in various project management and engineering development positions. He currently holds over 20 patents related to innovative electromechanical solutions to automation, boat docking, and work piece clamping. He is also the inventor of the NLS (Nautical Landing System) technology and has been developing the Smartlander positive restraint system for use in heavy duty marine applications. Mr. Norton received his Bachelor of Science degree in Mechanical Engineering in 1998, from Northeastern University. and is a member of the American Society of Mechanical Engineers. He received his Certified Scrum Product Owner certification in 2019.

Independent Directors

Kevin Schuyler, CFA, Director

Kevin Schuyler has been a member of our Board of Directors since December 2021 and a member of the Board of Directors of Twin Vee PowerCats Co., our controlling shareholder, since July 2022. Mr. Schuyler is the Vice Chairman of the board of directors and Lead Independent Director of Adial Pharmaceuticals, Inc. where he has served as a director since April 2016. He currently also serves as a senior managing director at CornerStone Partners, a full-service institutional CIO and investment office located in Charlottesville, VA, with approximately $12 billion under management. Prior to joining CornerStone Partners in 2006, he held various positions with McKinsey & Company, Louis Dreyfus Corporation and The Nature Conservancy. Mr. Schuyler serves on various boards and committees of Sentara Martha Jefferson Hospital. He is a member of the investment committee of the Margaret A. Cargill Philanthropies. Mr. Schuyler graduated with honors from Harvard College and received his MBA from The Darden Graduate School of Business at the University of Virginia. He is a member of the Chartered Financial Analyst Society of Washington, DC. We selected Mr. Schuyler to serve on our board of directors because he brings extensive knowledge of the financial markets. Mr. Schuyler’s business background provides him with a broad understanding of the financial markets and the financing opportunities available to us.

Neil Ross, Director

Mr. Ross has been a member of our Board of Directors since December 2021 and a member of the Board of Directors of Twin Vee PowerCats Co., our controlling shareholder, since April 2021. He has over 30 years of experience in launching products and companies and promoting and growing brands. He has served as the Chief Executive Officer of James Ross Advertising since founding it in February 2003. Most notably, Neil has extensive marine experience partnering with brands like Galati Yachts Sales, Jefferson Beach Yacht Sales, Allied Marine, Bertram Yachts, Twin Vee, Jupiter Marine and Sealine to name a few. Mr. Ross received his Bachelor’s degree from Florida State University. We believe Mr. Ross’ experience in the yacht and boating industry as well as his expertise in brand awareness and growth makes him well qualified to be a director of the Company.

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

Board of Directors Composition

Our board of directors currently consists of four members. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our amended and restated certificate of incorporation provides that our board of directors is divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

●	the Class I director is Kevin Schuyler, and his terms will expire at the annual meeting of stockholders to be held in 2026;

●	the Class II director is Marcia Kull, and her term will expire at the annual meeting of stockholders to be held in 2024; and

●	the Class III directors are Neil Ross and Joseph Visconti, and their terms will expire at the annual meeting of stockholders to be held in 2025.

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

Director Independence

Our common stock has traded The Nasdaq Capital Market, or Nasdaq, under the symbol “FRZA” since August 12, 2022. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Board of Directors Committees

We currently have an audit committee, a compensation committee and a nominating and corporate governance committee, each of which have the composition and the responsibilities described below. The following table shows the directors who are currently members or Chairman of each of these committees.

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

Nominating and Corporate Governance and Nominating Committee

The members of our nominating and corporate governance committee consist of Neil Ross, Marcia Kull and Kevin Schuyler. Neil Ross serves as the chair of our nominating and corporate governance committee. Each is independent, as that term is defined under the rules of Nasdaq. Our nominating and corporate governance committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the nominating and corporate governance and nominating committee:

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

Our nominating and corporate governance committee operates under a written charter that satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

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

Code of Conduct and Ethics

We have adopted a written code of conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of conduct and ethics is available on our website at www.forzax1.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Glenn Sonoda, Secretary, Forza X1, Inc., 3101 US-1 Fort Pierce, Florida 34982.

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

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2023, which consisted of our principal executive officer and the next most highly compensated executive officers, were:

●	Joseph C. Visconti, Executive Chairman and Chief of Product Development

●	Jim Leffew, President and Chief Executive Officer

●	Carrie Gunnerson, Interim Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation that was paid to our named executive officers during the years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation	Total ($)
Joseph C. Visconti (2)	2023	75,000	—	80,016	—	155,016
Executive Chairman and Chief of Product Development	2022	27,115	—	1,742,757	—	1,769,872

Jim Leffew (3, 4)	2023	250,000	—	80,016	13,065	343,081
President and Chief Executive Officer	2022	225,961	10,000	1,742,757	9,354	1,988,072

Carrie Gunnerson (5)	2023	—	—	13,892	—	13,892
Interim Chief Financial Officer	2022	—	—	107,516	—	107,516

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2023 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
(2)	Mr. Visconti was appointed our Executive Chairman and Chief of Product Development in July 2022.

(3)	Mr. Leffew was appointed our Chief Executive Officer in July 2022. On March 6, 2024, Mr. Leffew notified us of his decision to resign from his position as Chief Executive Officer.
(4)	Consists of $13,065 and $9,354 of health insurance expenses paid in 2023 and 2022.
(5)	During the year ended December 31, 2023 and 2022, we did not pay any cash compensation for services rendered by Mrs. Gunnerson, however Mrs. Gunnerson did receive compensation from Twin Vee for services performed for us and for Twin Vee and an option grant. Mrs. Gunnerson served as our Chief Financial Officer until the appointment of Ms. Camacho in August 2022 and was appointed as our Interim Chief Financial Officer on February 6, 2023 upon the resignation of Ms. Camacho. On March 4, 2024, Mrs. Gunnerson notified us of her decision to resign, effective May 31, 2024, from her position as Interim Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2023)

The following table provides information about the number of outstanding equity awards held by each of our named executive officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)		Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested

Joseph C. Visconti	6,453	137,547	(4)	0.70	10/03/2033	—	—
Executive Chairman and Chief of Product Development	188,889	211,111	(2)	5.00	8/10/2032	—	—
	33,333	66,667	(3)	1.33	12/14/2032

Jim Leffew	6,453	137,547	(4)	0.70	10/03/2033	—	—
President and Chief Executive Officer	188,889	211,111	(2)	5.00	8/10/2032
	33,333	66,667	(3)	1.33	12/14/2032

						—	—

Carrie Gunnerson	1,389	23,611	(4)	0.70	10/03/2033	—	—
Interim Chief Financial Officer	33,333	66,667	(3)	1.33	12/14/2032

(1)	Mrs. Gunnerson served as our Chief Financial Officer until the appointment of Ms. Camacho in August 2022 and was appointed as our Interim Chief Financial Officer on February 6, 2023 upon the resignation of Ms. Camacho.
(2)	On August 11, 2022, options were granted, under the Forza X1 Stock Incentive Plan, vesting monthly over 3 years.
(3)	On December 15, 2022, options were granted, under the Forza X1 Stock Incentive Plan, vesting monthly over 3 years.
(4)	On October 4, 2023, options were granted, under the Forza X1 Stock Incentive Plan, vesting monthly over 3 years.
(5)	On March 4, 2024 Mrs. Gunnerson provided notice of her resignation as Interim Chief Financial Officer, effective May 31, 2024.

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

Interim Chief Financial Officer

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

Shares of Stock Available for Issuance

Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2022 Plan in connection with awards is 1,970,250 shares, which takes into account awards made available on January 1, 2024 due to the evergreen provision in the 2022 Plan. In addition, the maximum number of shares of common stock that may be issued under the 2022 Plan will automatically increase on January 1 of each calendar year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in a number of shares of common stock equal to 4.5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; provided, however that the board of directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of common stock. We have issued options to purchase an aggregate of 1,441,500 shares of our common stock. All available shares may be utilized toward the grant of any type of award under the 2022 Plan. The 2022 Plan imposes a $250,000 limitation on the total grant date fair value of awards granted to any non-employee director in his or her capacity as a non-employee director in any single calendar year.

Director Compensation

2023 Director Compensation

Prior to the closing of our IPO in August 2022, our directors did not receive any compensation for their service as directors. After the closing of our IPO, directors who are not employees received compensation for their service as directors, including service as members of each committee on which they serve.

Cash Compensation

All non-employee directors are entitled to receive the following cash compensation for their services:

●	$10,000 per year for service as a board member;

●	$20,000 per year additionally for service as chair of the audit committee;

●	$7,500 per year additionally for service as member of the audit committee (excluding committee chair);

●	$15,000 per year additionally for service as chair of the compensation committee;

●	$5,000 per year additionally for service as member of the compensation committee (excluding committee chair);

●	$7,500 per year additionally for service as chair of the nominating and corporate governance committee;

●	$3,000 per year additionally for service as member of the nominating and corporate governance committee (excluding committee chair);

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

Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors by our non-employee directors during the year ended December 31, 2023. The compensation for each of Messrs. Visconti and Leffew as an executive officer is set forth above under “—Summary Compensation Table.” Messrs. Visconti and Leffew receive no compensation for service as a director.

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards(1) ($)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Marcia Kull	25,500	—	—	—	—	—	25,500
Neil Ross	30,000	—	—	—	—	—	30,000
Kevin Schuyler	48,000	—	—	—	—	—	48,000

(1)	The amounts in the “Option Awards” column reflect the dollar amounts of the grant date fair value for the financial statement reporting purposes for stock options for the fiscal year ended December 31, 2023 in accordance with ASC 718. The fair value of the options was determined using the Black-Scholes model. For a discussion of the assumptions used in computing this valuation, see Note 12 of the Notes to Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)	As of December 31, 2023, the following are the outstanding aggregate number of option awards held by each of our directors who were not also Named Executive Officers:

Name	Option Awards (#)
Marcia Kull	5,500
Neil Ross	5,500
Kevin Schuyler	5,500

During 2023, each non-employee member of the Board of Directors receives an annual cash fee of $5,000, all non-employee directors receive an annual cash fee of $5,000, $4,000 and $3,000 for service on the Audit, Compensation and Nominating and Corporate Governance Committee, respectively, and the Chairman of the Audit, Compensation and Nominating and Corporate Governance Committee receives a cash fee of $12,000, $10,000 and $5,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 27, 2024, by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;

●	each of the named executive officers listed in the Summary Compensation Table;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

As of March 27, 2024, we had 15,754,744 shares of common stock outstanding.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of profits interest units, options, warrants or other rights that are either immediately exercisable or exercisable on or before May 25, 2024, which is approximately 60 days after the date of this Annual Report on Form 10-K. These shares are deemed to be outstanding and beneficially owned by the person holding those options or warrants for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Forza X1, Inc. 3101 S. US-1 Ft. Pierce, Florida 34982.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Joseph Visconti (1)(2)(4)(5)	2,101,537	13.07%
Carrie Gunnerson(4)(6)	74,283	—
Jim Leffew(2)(4)(5)	322,866	2.01%
Neil Ross(3)	5,500	—
Marcia Kull(3)	10,105	—
Kevin Schuyler(3)	14,832	—
All current executive officers and directors as a group (5 persons)	2,529,123	15.36%
5% Stockholders
Twin Vee PowerCats Co. and Twin Vee PowerCats, Inc.(1)	7,000,000	44.43%

*	Represents beneficial ownership of less than one percent.

(1)	Joseph Visconti is our Executive Chairman and Chief of Product Development. He is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee. These shares are owned directly by Twin Vee. Mr. Visconti owns 24.455% of the outstanding stock of Twin Vee. Twin Vee is the owner of 7,000,000 shares of common stock. Mr. Visconti is deemed to have control over the shares of common stock of our company owned by Twin Vee. Mr. Visconti disclaims beneficial ownership of these securities. Also includes 70,000 shares of common stock owned directly by Mr. Visconti.

(2)	Both of Mr. Visconti and Mr. Leffew were issued an option to purchase 400,000 shares of our common stock immediately after the IPO of which 244,444 will vest and be exercisable and be exercisable within 60 days of March 27, 2024.

(3)	Our non-employee directors, Messrs. Ross and Schuyler and Ms. Kull were issued an option to purchase 5,500 shares of our common stock immediately after the IPO of which 5,500 will vest and be exercisable within 60 days of March 27, 2024.

(4)

Mr. Visconti, Mr. Leffew and Mrs. Gunnerson were issued options to purchase 100,000 shares of our common stock on December 15, 2022, of which 47,222 will vest and be exercisable within 60 days of March 27, 2024.

(5)	Mr. Visconti, Mr. Leffew were issued options to purchase 144,000 shares of our common stock on October 4, 2023, of which 28,000 will vest and be exercisable within 60 days of March 27, 2024.

(6)	Mrs. Gunnerson was issued options to purchase 25,000 shares of our common stock on October 4, 2023, of which 4,861 will vest and be exercisable within 60 day of March 27, 2024.

Changes In Control

None.

Equity Compensation Plan Information

See Part II, Item 5— “Equity Compensation Plan Information” for certain information regarding our equity compensation plans.

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

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 or any currently proposed transaction in which:

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

Joseph Visconti, our Executive Chairman and Chief of Product Development is also the Chairman of the Board and Chief Executive Officer of our parent company, Twin Vee. These shares are owned directly by Twin Vee PowerCats Co. Mr. Visconti owns 24.455% of the outstanding stock of Twin Vee PowerCats Co. Twin Vee PowerCats Co. is the owner of 9,520,000 shares of common stock. As a controlling shareholder of Twin Vee PowerCats Co., Mr. Visconti is deemed to have control over the shares of common stock of our company owned by Twin Vee PowerCats Co. Mr. Visconti disclaims beneficial ownership of these securities.

As of March 20, 2024 and December 31, 2023, we had $42,375 and $201,848 due to affiliates. Twin Vee funded our working capital needs, primarily for prototyping, consulting services and payroll, prior to their $2,000,000 investment. On May 25, 2022, Twin Vee provided an additional $500,000 for ongoing operating costs.

Pursuant to a management agreement with Twin Vee, dated October 2021, and a subsequent agreement dated September 2022, for various management services, the Company paid $5,000 monthly through August of 2021, and $6,800 monthly thereafter for management fee associated with the use of shared management resources. For the years months ended December 31, 2023 and 2022, the Company recorded management fees of $81,600 and $67,125, respectively, pursuant to this management

Our corporate headquarters is located at Twin Vee’s premises, in addition to the above management fee, we have a month-to month arrangement and pay rent to Twin Vee monthly, based on the square footage we require. For the year ended December 31, 2023 we recorded rent expense of $40,800, associated with our month- to- month arrangement to utilize certain space at our Twin Vee’s facility.

During the year ended December 31, 2023 we received advances from affiliates of $542,553 and we repaid advancements to affiliates of $510,556.

Indemnification Agreements

We intended to enter into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification that is provided for in our amended and restated certificate of incorporation and bylaws. The indemnification agreements and our amended restated certificate of incorporation and bylaws require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled “Limitation of Liability and Indemnification” in Part III, Item 10 for additional information.

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

Item 14. Principal Account Fees and Services.

Grassi & Co., CPAs, P.C. serves as our independent registered public accounting firm.

Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees including expenses billed to us for the years ended December 31, 2023 and 2022 by our auditors:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022

Audit Fees	$97,613	$57,272
Audit Related Fees	59,595	—
Tax Fees	—	—
All Other Fees	—	—
	$157,208	$57,272

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1)	Financial Statements. The financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a)(2)	All financial statement schedules have been omitted as the required information is either inapplicable or included in the Financial Statements or related notes included in Part II, Item 8 hereof.

(a)(3)	Exhibits. The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K has been identified.

Item 16. Form 10-K Summary

Not Applicable

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement, dated June 12, 2023, by and between Forza X1, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023 (File No. 001-41469)

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022 (File No. 001-41469).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022 (File No. 001-41469).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1, as filed on July 25, 2022 (333-261884)

4.2	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1, as filed on July 29, 2022 (333-261884)

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31,2022 filed on March 28, 2023 (001-41469)

4.4	Form of Representative’s Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2023 (File No. 001-41469)

10.1#	Forza X1, Inc. 2022 Stock Incentive Plan and form of Incentive Plan Option Agreement, Non-Qualified Stock Option Agreement, and Restricted Stock Unit Agreement (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1, as filed on July 25, 2022 (333-261884)

10.2	Management Agreement, dated as of October 1, 2021, by and between Forza X1, Inc. and Twin Vee Powercats Co. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1, as filed on December 23, 2021 (333-261884)

10.3#	Employment Agreement, dated December 15, 2021, between Forza X1, Inc. and Jim Leffew (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1, as filed on December 23, 2021 (333-261884)

10.4†	Supply Agreement, dated December 20, 2021, by and between Forza X1, Inc. and American Battery Systems, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form S-1, as filed on December 23, 2021 (333-261884)

10.5	Employment Agreement, dated June 9, 2021, between Twin Vee Powercats Co. and Joseph Visconti (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1, as filed on February 9, 2022 (333-261884)

10.6	Employment Agreement, dated October 1, 2021, between Twin Vee Powercats Co. and Carrie Gunnerson (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form S-1, as filed on February 9, 2022 (333-261884)

10.7	Employment Agreement, dated June 9, 2021, between Twin Vee Powercats Co. and Preston Yarborough (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1, as filed on February 9, 2022 (333-261884)

10.8#	Employment Agreement between Forza X1, Inc. and Joseph Visconti (incorporated herein by reference to Exhibit 10.4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022 (File No. 001-41469).

10.9	Transition Services Agreement between Twin Vee Powercats Co. and Forza X1, Inc. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022 (File No. 001-41469).

10.10	Assignment of Assets Agreement between Twin Vee Powercats Co. and Forza X1, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form S-1, as filed on March 17, 2022 (333-261884)

10.11	Assignment of Patent Application between Daniel Norton. and Forza X1, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1, as filed on March 17, 2022 (333-261884)

10.12#	Amendment, dated July 22, 2022, to Employment Agreement between Forza X1, Inc. and Jim Leffew (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form S-1, as filed on July 29, 2022 (333-261884)

10.13	Vacant Land Contract between CBL, LLC and Twin Vee PowerCats Co. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-1, as filed on April 20, 2022 (333-261884)

10.14	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2022 (File No. 001-41469).

10.15	Agreement dated August 17, 2022 by and between Forza X1, Inc. and OneWater Marine, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 18, 2022) (File No.001-41469)

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.2 to the Company’s Annual Report on Form 10-K for the year ended December 31,2022 filed on March 28, 2023 (001-41469))

23.1*	Consent of Grassi & Co., CPAs, P.C., Independent Registered Public Accounting Firm

24.1	Power of Attorney (included on the signature page of the Annual Report on Form 10-K)

31.1*	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by the Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forza X1, Inc.
(Registrant)

Dated: March 27, 2024	/s/ Joseph Visconti
Joseph Visconti
Executive Chairman of the Board, Interim Chief Executive Officer and Chief of Product Development

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Forza X1, Inc., in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Joseph Visconti and Carrie Gunnerson, and each of them, his/her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him/her and in his/her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Joseph Visconti	Executive Chairman of the Board, Interim Chief Executive Officer and Chief of Product Development (Principal Executive Officer)	March 27, 2024
Joseph Visconti

/s/ Carrie Gunnerson	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024
Carrie Gunnerson

/s/ Daniel Norton	President and Director of Engineering	March 27, 2024
Daniel Norton

/s/ Marcia Kull	Director	March 27, 2024
Marcia Kull

/s/ Neil Ross	Director	March 27, 2024
Neil Ross

/s/ Kevin Schuyler	Director	March 27, 2024
Kevin Schuyler