Form 10-Q
period 2024-03-31
Forza X1, Inc.
filed 2024-05-15
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 15,762,750 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$9,952,749	$9,821,531
Marketable securities - available for sale	—	2,981,720
Inventories, net	403,625	493,460
Prepaid expenses and other current assets	129,544	73,508
Total Current Assets	10,485,918	13,370,219

Operating lease right of use asset	52,869	75,147
Security deposit	7,517	7,517
Property and equipment, net	4,984,208	3,468,961
Total Assets	$15,530,512	$16,921,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$34,274	$86,820
Accrued liabilities	72,778	462,381
Due to affiliated companies	122,322	201,848
Finance leases - current portion	25,230	17,313
Operating lease right of use liability	45,916	68,532
Contract liabilities - customer deposits	5,700	5,700
Total Current Liabilities	306,220	842,594

Finance leases - noncurrent	78,455	58,717
Total Liabilities	384,675	901,311

Commitments (Note 8)

Stockholders' Equity:
Common stock: 100,000,000 authorized; $0.001 par value; 15,784,000 shares issued and 15,754,774 shares outstanding at March 31, 2024 and December 31, 2023	15,784	15,784
Treasury stock, at cost, 29,226	(21,379)	(21,379)
Additional paid in capital	26,340,014	26,046,873
Accumulated deficit	(11,188,582)	(10,020,745)
Total Stockholders' Equity	15,145,837	16,020,533

Total Liabilities and Stockholders' Equity	$15,530,512	$16,921,844

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net sales	$—	$—
Cost of sales	29,572	49,941
Gross loss	(29,572)	(49,941)

Operating expenses:
Selling, general and administrative	277,052	354,662
Salaries and wages	690,543	862,764
Research and development	169,198	702,648
Professional fees	93,029	124,040
Depreciation	55,945	35,696
Total operating expenses	1,285,767	2,079,810

Loss from operations	(1,315,339)	(2,129,751)

Other income (expense):
Interest expense	(3,125)	(291)
Dividend income	132,347	124,910
Unrealized loss on marketable securities	(16,930)	—
Realized gain on marketable securities	35,210	—
Total other income	147,502	124,619

Income before income tax	(1,167,837)	(2,005,132)
Income taxes provision
Net loss	$(1,167,837)	$(2,005,132)

Basic and diluted loss per common share	$(0.07)	$(0.19)

Weighted average common shares outstanding basic and diluted	15,754,774	10,450,000

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders' Equity
(Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Treasury	Additional Paid-in	(Accumulated	Total Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Equity
Balance, January 1, 2023	10,450,000	$10,450	—	$17,777,385	$(4,087,632)	$13,700,203
Stock-based compensation	—	—	—	341,163	—	341,163
Net loss	—	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	$10,450	—	18,118,548	$(6,092,764)	$12,036,234

Balance, January 1, 2024	15,754,774	$15,784	(21,379)	$26,046,873	$(10,020,745)	$16,020,533
Stock-based compensation	—	—	—	293,141	—	293,141
Net loss	—	—	—	—	(1,167,837)	(1,167,837)
Balance, March 31, 2024	15,754,774	$15,784	$(21,379)	$26,340,014	$(11,188,582)	$15,145,837

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)
	Three Months Ended

	March 31, 2024	March 31, 2023

Cash Flows From Operating Activities
Net loss	$(1,167,837)	$(2,005,132)
Adjustments to reconcile net loss:
Depreciation	55,945	35,696
Change in fair value of marketable securities, available for sale	16,930	—
Stock based compensation	293,141	341,163
Change of right-of-use asset	22,278	21,411
Change in inventory reserve	113,252	—
Inventories	(23,417)	(42,829)
Prepaid expenses and other current assets	(56,036)	152,752
Accounts payable	(52,546)	(49,473)
Accrued liabilities	(389,603)	(15,598)
Operating lease liabilities	(22,616)	(21,072)
Contract liabilities - customer deposits	—	500
Net cash used in operating activities	(1,210,509)	(1,582,582)

Cash Flows From Investing Activities
Net redemptions of investment in trading marketable securities	3,000,000	—
Realized gain on sale of marketable securities, available for sale	(35,210)	—
Purchase of property and equipment	(1,539,620)	(199,559)
Net cash provided by (used in) investing activities	1,425,170	(199,559)

Cash Flows From Financing Activities
Repayments of finance lease	(3,917)	(2,836)
Repayments of advances from affiliates	(274,728)	(409,505)
Advances from affiliates	195,202	110,283
Net cash used in financing activities	(83,443)	(302,058)

Net change in cash and cash equivalents	131,218	(2,084,199)
Cash and cash equivalents at beginning of period	9,821,531	12,767,199
Cash and cash equivalents at end of year period	$9,952,749	$10,683,000

Supplemental Cash Flow Information
Cash paid for interest	$3,125	$291

Non Cash Investing and Financing Activities
Right of use asset - finance leases	$31,572	$92,405

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2024

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim condensed financial statements and with the instructions to Quarterly Report on Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At each of March 31, 2024 and December 31, 2023, the Company had customer deposits of $5,700 which is recorded as contract liabilities on the condensed balance sheets. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $9,952,749 and $9,821,531, respectively.

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

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

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

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. At March 31, 2024 and December 31, 2023, the Company had $9,699,907 and $9,557,799, respectively, in excess of FDIC insured limits.

Inventories

Inventories, which are raw materials for upcoming production, are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method using a first-in, first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to Cost of Goods Sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at March 31, 2024 and December 31, 2023, were $464,410 and $351,158, respectively.

2. Liquidity

As of March 31, 2024, the Company had cash and cash equivalents and working capital of $9,952,749 and $10,179,698, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. On June 12, 2023 the Company completed a public offering that closed on June 14, 2023, which increased its cash by $6,929,552. For the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $1,167,837 and 2,005,132, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

3. Marketable Securities

As of March 31, 2024, the company had no marketable securities. The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$2,930,842.00	$50,878	$—	$2,981,720
Total marketable securities	$2,930,842.00	$50,878	$—	$2,981,720

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows:

		Fair Value Based On
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Marketable Securities:
Corporate Bonds	2,981,720	—	$2,981,720	—
Total Marketable Securities	$2,981,720	$—	$2,981,720	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Property and Equipment

At March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Building - construction in progress	3,883,074	2,347,966
Land	119,758	119,758
Equipment	360,501	325,377
Computer hardware and software	51,587	50,626
Software and website development	90,396	90,396
Furniture and fixtures	3,482	3,483
Vehicles	48,825	48,825
Prototype	142,526	142,526
Molds and Fixtures	574,416	574,416
	5,274,565	3,703,373
Less accumulated depreciation	(290,357)	(234,412)
	$4,984,208	$3,468,961

For the three months ended March 31, 2024 and 2023, Depreciation Expense was $55,945 and $35,696, respectively.

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

At March 31, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	March 31, 2024	December 31, 2023

Operating lease ROU asset	$52,869	$75,147

Operating lease liabilities:
Current portion	$45,916	$68,532
	$45,916	$68,532

At March 31, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

2024 (excluding the first three months ended March 31, 2024)	46,453
Total lease payment	$46,453
Total imputed interest	(537)
Total	$45,916

The following summarizes other supplemental information about the Company’s operating lease:

March 31, 2024
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.46

6. Finance Leases

The Company has finance leases for a vehicle and two forklifts. The Company entered into the vehicle lease in February of 2023, with a recorded value of $48,826 in net property and equipment. It is a 60-month lease at a 3.0% interest rate. The Company entered into the forklift lease in January of 2023, with a recorded value of $43,579 in net property and equipment. It is a 60-month lease at a 7.5% interest rate. The Company assumed a forklift lease in March of 2024, with a recorded value of $33,393. It is a 60-month lease at a 5.0% interest rate. At March 31, 2024, the current and non-current portions of the lease liability were $25,230 and $78,455 respectively.

At March 31, 2024, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2024 (excluding the three months ended March 31, 2024)	$21,698
2025	28,931
2026	28,931
2027	28,051
2028	4,655
Total lease payment	$112,268
Total Imputed interest	(8,582)
Total	$103,685

7. Related Party Transactions

As of March 31, 2024 and December 31, 2023, the Company had a current liability of $122,322 and $201,848 respectively, due to affiliated companies.

During the three months ended March 31, 2024 and 2023, the Company repaid advancements from affiliated companies of $274,728 and $409,505, respectively, and had advancements from affiliated companies of $195,202 and $110,283, respectively.

Associated with amounts advanced and due to Twin Vee, for the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $1,543 and $426, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement dated September 2022, for various management services, the Company paid $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement expired on August 31, 2023, and was renewed for another year under the same terms. A subsequent management agreement dates April 8, 2024, for various management services, the Company, pays a variable rate for services rendered. For the three months ended March 31, 2024 and 2023, the Company recorded management fees of $140,011 and $20,400, respectively, pursuant to this management agreement.

For the three months ended March 31, 2024 and 2023, the Company recorded rent expense of approximately $0 and $10,200, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location; however, a number of its employees and consultants work remotely.

In August of 2022, the Company signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the Company’s then president, James Leffew, purchased the property, and the Company executed a new lease agreement with Mr. Leffew on the same month-to-month terms. For the three months ended March 31, 2024 and 2023, the lease expense was $7,500 and $7,500, respectively.

8. Accrued Expenses

At March 31, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued wages and benefits	$19,590	59,177
Accrued operating expenses	53,188	403,204
	$72,778	$462,381

9. Commitments and Contingencies

Litigation

The Company is currently involved in civil litigation in the normal course of business, the Company does not consider this to be material.

10. Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s IPO. The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the three months ended March 31, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and nonqualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023 and January 1, 2024. As of March 31, 2024, there were 789,297 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Condensed Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the three months ended March 31, 2024 and 2023, the Company recorded $293,141 and $341,163, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations

Forza’s 2022 Stock Incentive Plan (the “Plan”)- Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the three months ended March 31, 2024:

Three months ended
March 31,
2024
Expected term	5 years
Expected average volatility	108-113%
Expected dividend yield	—
Risk-free interest rate	2.98 - 4.72%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Grant Date
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,441,500	3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	2.75	9.36	$4,257,500
Granted	—	—	0
Exercised	—	—	0
Forfeited/canceled	(396,843)	1.66	8.98	(69,413)
Outstanding, Mach 31, 2024	1,493,074	2.75	8.78	$4,188,087

Exercisable options, March 31, 2024	748,750	3.48	8.58

11. Subsequent Events

On April 9, 2024, the Board of Directors of Forza X1, Inc. (the “Company”) appointed Michael P. Dickerson to serve as Interim Chief Financial & Administrative Officer of the Company.

The Company has evaluated all events or transactions that occurred after March 31, 2024 and 2023 through May 15, 2024, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 27, 2024 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward looking statements.

Overview

We were founded with a mission to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats designed to offer a cleaner, quieter, and more efficient alternative to traditional gasoline-powered boats. We have been focused on the creation, implementation and sale of electric boats utilizing our electric vehicle (“EV”) technology to control and power our boats and proprietary outboard electric motor.

We have not completed the development of our electric boats or electric outboard motor. Three different protypes of the electric boat have been built. We have completed the design phase of our outboard motor and it is now in the prototype phase.

Industry Trends

The past year has seen a marked deceleration in the global demand for recreational marine vehicles, influenced heavily by economic uncertainties and shifting consumer priorities. This slowdown reflects broader trends affecting the recreational vehicle industries at large, including electric vehicles (EVs). Notably, the global shift towards EV adoption has been much slower than initially anticipated. Several leading automotive manufacturers have adjusted their strategies, accordingly, including halting the construction of dedicated EV factories.

The slower-than-expected adoption rates have led to cautious consumer spending and investment in EV technology, directly impacting the Company’s market. Specifically, the electric boat segment has experienced even more sluggish growth than the automotive sector. In addition, while Forza’s electric boats are still in the development stage, many of the larger players in the boat industry, such as Mercury Marine, have completed their development efforts and have brought their electric outboard motors to market.

Despite these challenges, we have managed to sustain operations through strategic adjustments, including cost management and a focus on strategic partnerships. We have implemented measures that have reduced cash burn and conserved cash reserves while seeking to leverage our technological advancements through strategic collaborations and partnerships to enhance shareholder value. We have responded to the industry challenges by tightening our financial reins to mitigate the impacts of reduced demand with a view toward long-term sustainability.

The Company is enacting the following key measures:

1.	Capital Expenditure Reduction: With the exception of our new facility, capital expenditures have been significantly curtailed, focusing only on essential maintenance and strategically critical projects. Non-essential development has been postponed or re-evaluated based on stringent ROI analyses.

2.	Workforce Optimization: Although a difficult decision, we have optimized our workforce to align with current production needs and financial realities. This includes a temporary freeze on hiring and, regrettably, reductions in areas where the workload has decreased. These measures are designed to preserve as many jobs as possible while maintaining financial viability.

3.	Expense Management: We are scrutinizing all expenses, from administrative to marketing, ensuring that only those that are essential and offer clear value are maintained or increased. This has also involved renegotiating contracts and seeking better terms from suppliers to reduce costs without compromising quality.

Through these focused financial strategies and strategic partnerships, we aim to not only navigate the current market challenges but also set the stage for future growth and success. Our commitment to innovation, sustainability, and shareholder value guides our every decision.

Recent Developments

On January 11, Forza X1 announced a collaboration with Twin Vee and Avikus’ NeuBoat to advance the recreational sport boating market by harnessing the power of A.I., sensor fusion, and machine learning to provide a new level of safety, convenience, and confidence to both new and experienced boaters. Avikus’ NeuBoat technology will bring the innovations experienced in the automotive sector to the recreational marine market, such as 360-degree situational awareness, 3D cluster views, advanced route planning, “smart” autopilot navigation that can identify objects and avoid potential collisions, and most importantly, autonomous self-docking capability. These enhancements are expected to attract the next generation of boaters to the market and aid existing boaters with navigation and docking.

On March 4, 2024, Carrie Gunnerson, the Interim Chief Financial Officer of Forza X1, Inc. (the “Company”), notified the Company of her decision to resign, effective May 31, 2024, from her position as the Company’s Interim Chief Financial Officer to pursue another opportunity. Ms. Gunnerson informed the Company that she will support and ensure a smooth transition. Ms. Gunnerson did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 6, 2024, James Leffew, the Chief Executive Officer of the Company, notified the Company of his decision to resign, effective immediately, from his position as the Company’s Chief Executive Officer and from the Board of Directors. Mr. Leffew informed the Company that he will support and ensure a smooth transition. Mr. Leffew did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

On March 12, 2024, the Company appointed Joseph Visconti as its Interim Chief Executive Officer and Dan Norton as its President.

On April 9, 2024, the Board of Directors of the Company appointed Michael P. Dickerson to serve as Interim Chief Financial & Administrative Officer of the Company.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	March 31,
	2024	2023	Change	% Change
Cost of sales	$29,572	$49,941	$(20,369)	(41%)
Gross loss	$(29,572)	$(49,941)	$20,369	(41%)
Operating expenses	$1,285,767	$2,079,810	$(794,043)	(38%)
Loss from operations	$(1,315,339)	$(2,129,751)	$814,412	(38%)
Other income	$147,502	$124,619	$22,883	18%
Net loss	$(1,167,837)	$(2,005,132)	$837,295	(42%)
Net loss per common share: Basic and Diluted	$(0.07)	$(0.19)	$0.12	(61%)
Weighted average number of shares of common stock
outstanding	15,754,774	10,450,000	5,304,774

Operating Expenses

Operating expenses for the three months ended March 31, 2024 decreased by $794,043 to $1,285,767 as compared to $2,079,810 for the three months ended March 31, 2023. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation. Research and development costs for the three months ended March 31, 2024 were $169,198, as compared to $702,648 for the three months ended March 31, 2023. Our research and development expenses declined for the quarter, due to large expenditures in the first quarter of 2023 when we were in the early stages of development of our prototype electric motors and control systems. Salaries and wages for the three months ended March 31, 2024 were $690,543, as compared to $862,764 for the three months ended March 31, 2023, and were primarily related to reductions in staffing in engineering and design. For the three months ended March 31, 2024, salaries and wages included $293,141 of stock option expense, as compared to $341,163 for the three months ended March 31, 2023. Our expenses for selling, general, and administrative for the three months ended March 31, 2024, were $277,052, as compared to $354,662 for the three months ended March 31, 2023. Professional fees for the three months ended March 31, 2024 were $93,029, as compared to $124,040 for the three months ended March 31, 2023, primarily resulting from lower legal and accounting fees. Depreciation and amortization for the three months ended March 31, 2024 was $55,945, as compared to $35,696 for the three months ended March 31, 2023, the increase being attributable to the ongoing addition of equipment and tooling.

Other expense and income

Interest expense was $3,125 and $291, respectively for the three months ended March 31, 2024 and 2023.

Because the proceeds from our IPO and secondary offering are partly invested in money market vehicles, those monies earn dividend income, interest income, and capital gains. Dividend and interest income was $132,347 and $124,910, respectively, for the three months ended March 31, 2024 and 2023. Net realized and unrealized gains were $18,280 and zero, respectively, for the three months ended March 31, 2024 and 2023.

Liquidity and Capital Resources

The following table provide selected financial data as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023	Change	% Change
Cash and cash equivalents	$9,952,749	$9,821,531	$131,218	1.3%
Current assets	$10,485,918	$13,370,219	$(2,884,301)	(21.6%)
Current liabilities	$306,220	$842,594	$(536,374)	(63.7%)
Working capital	$10,179,698	$12,527,625	$(2,347,927)	(18.7%)

As of March 31, 2024, we had cash and cash equivalents, and working capital of $9,952,749 and $10,179,698, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. We have incurred and expect to continue to incur significant costs in pursuit of our construction of our new manufacturing facility which we have been financing. Our management plans to use the proceeds from the IPO and the secondary offering to finance these expenses. We believe that our current capital resources will be sufficient to fund our operations and development initiative until we start selling electric boat and electric propulsion systems, and that our current capital resources will be sufficient for another 15 months following the date of this Quarterly Report on Form 10-Q. The Company expects to continue to incur net losses, and to have significant cash outflows for at least the next 12 months.

Cash Flow from Operating Activities

During the three months ending March 31, 2024 and 2023, we generated negative cash flows from operating activities of $1,210,509 and $1,582,582, respectively. During the three months ending March 31, 2024, our cash used in operating activities was primarily a result of operating losses incurred and a reduction in accrued liabilities since December 31, 2023.

Cash Flows from Investing Activities

For the three months ended March 31, 2024 net cash provided by investing activities was $1,425,170 resulting from redemptions of marketable securities more than offsetting the purchase of property and equipment and building compared to a use of cash for the three months ended March 31, 2023 of $199,559 for the purchase of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was $83,443. During the three months ended March 31, 2023, net cash used in financing activities was $302,058, driven mostly by the repayment of advances from parent.

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

Controls and Procedures

We are now currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We are only required to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act for the twelve-month period ending December 31, 2023. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At March 31, 2024 and December 31, 2023, the Company had customer deposits of $5,700 and $5,700, respectively, which is recorded as contract liabilities on the Condensed Balance Sheet. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) required management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On March 31, 2024, the Company had cash and cash equivalents of $9,952,749, and on December 31, 2023, the Company had cash and cash equivalents of $9,821,531.

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

Research and Development

Research and development costs are expensed as incurred. Such costs for the three months ended March 31, 2024 were $169,198, as compared to $702,648 for the three months ended March 31, 2023.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs for the three months ended March 31, 2024 were $1,512, as compared to $12,556 for the three months ended March 31, 2023. Advertising and marketing costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024 our interim Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

Previously Reported Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, we previously identified material weaknesses in our internal control over financial reporting relating to a lack of segregation of duties. A material weakness is a deficiency or combination of deficiencies in our internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our condensed financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional misstatements to our condensed financial statements that would be material and would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

We continue to develop and refine our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Other than as disclosed as part of our “Remediation Plan” above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should consider carefully the following risks and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, together with all the other information in this Quarterly Report on Form 10-Q, including our condensed financial statements and notes thereto. If any of the following risks actually materializes, our operating results, financial condition and liquidity could be materially adversely affected. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Except as disclosed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

RISKS RELATED TO OUR BUSINESS

There is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the three months ended March 31, 2024 and 2023, we incurred a net loss of $1,167,837 and $2,005,132, respectively and used cash in operations of $1,210,509 and $1,582,582, respectively. During the year ended December 31, 2023, we incurred a net loss of $5,933,113 and used cash in operations of $4,150,280. Losses have principally occurred as the result of our research and development efforts coupled with a lack of operating revenue. Until we begin generating revenue, there is doubt about our ability to become a going concern in the future.

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

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a compliance period of 180 calendar days, or until April 1, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). We did not regain compliance with the Minimum Bid Price Requirement by April 1, 2024; however, on April 2, 2024, we received written notification from Nasdaq granting our request for a 180-day extension to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance is generally achieved by meeting the price requirement for a minimum of 10 consecutive business days. However, Nasdaq may, in its discretion, require a company to satisfy the applicable price-based requirement for a period in excess of 10 consecutive business days, but generally no more than 20 consecutive business days, before determining that a company has demonstrated an ability to maintain long-term compliance. If we do not regain compliance with the Minimum Bid Price Requirement by September 30, 2024, Nasdaq will provide written notification to us that our common stock will be delisted. At that time, we may appeal the relevant delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if we do appeal the delisting determination by Nasdaq to the hearings panel, that such appeal would be successful.

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

Operating our business and maintaining our growth efforts will require significant cash outlays and advance capital expenditures and commitments. Our current plans also involve constructing a 60,000 square foot state-of-the-art manufacturing facility dedicated to developing and manufacturing our FX series electric boats, the cost of which is uncertain. Although the proceeds of our initial public offering and our secondary offering should be sufficient to fund our operations, if cash on hand and cash generated from operations and from our initial public offering and subsequent follow-on offering are not sufficient to meet our cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our growth. We cannot assure you that we will be able to raise cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock paid by existing holders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001- 41469), filed with the Securities and Exchange Commission on August 16, 2022)

10.1	Employment Agreement between Dan Norton and Forza X1, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on March 13, 2024)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: May 15, 2024	By:	/s/ Joseph Visconti
Joseph Visconti
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Michael Dickerson
Michael Dickerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)