Form 10-Q
period 2024-06-30
Forza X1, Inc.
filed 2024-08-14
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 15, 2024, there were 15,762,750 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
Current Assets:
Cash and cash equivalents	$8,188,879	$9,821,531
Marketable securities - available for sale	—	2,981,720
Inventories, net	273,076	493,460
Due from affiliates, net	18,384	—
Prepaid expenses and other current assets	73,513	73,508
Total Current Assets	8,553,852	13,370,219

Operating lease right of use asset	30,364	75,147
Security deposit	7,517	7,517
Property and equipment, net	4,565,008	3,468,961
Total Assets	$13,156,741	$16,921,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$503,646	$86,820
Accrued liabilities	27,814	462,381
Due to affiliated companies, net	—	201,848
Finance leases - current portion	24,535	17,313
Operating lease right of use liability	23,073	68,532
Contract liabilities - customer deposits	6,175	5,700
Total Current Liabilities	585,243	842,594

Finance leases - noncurrent	73,400	58,717
Total Liabilities	658,643	901,311

Commitments (Note 9)

Stockholders' Equity:
Common stock: 100,000,000 authorized; $0.001 par value; 15,784,000 shares issued and 15,754,774 shares outstanding	15,784	15,784
Treasury stock, at cost, 29,226	(21,379)	(21,379)
Additional paid in capital	26,523,829	26,046,873
Accumulated deficit	(14,020,136)	(10,020,745)
Total Stockholders' Equity	12,498,098	16,020,533

Total Liabilities and Stockholders' Equity	$13,156,741	$16,921,844

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	—	$—	$—	$—
Cost of sales	26,841	40,796	56,413	90,737
Gross loss	(26,841)	(40,796)	(56,413)	(90,737)

Operating expenses:
Selling, general and administrative	247,464	334,315	524,516	688,977
Salaries and wages	432,308	864,838	1,122,851	1,727,602
Research and development	340,907	261,473	510,105	964,121
Professional fees	158,077	69,867	251,106	193,907
Impairment of property & equipment	1,674,000	—	1,674,000	—
Depreciation	63,807	48,230	119,752	83,926
Total operating expenses	2,916,563	1,578,723	4,202,330	3,658,533

Loss from operations	(2,943,404)	(1,619,519)	(4,258,743)	(3,749,270)

Other income (expense):
Interest expense	(813)	(1,493)	(3,938)	(1,784)
Dividend income	112,663	137,358	245,010	262,268
Realized gain on marketable securities	—	—	18,280	—
Total other income	111,850	135,865	259,352	260,484

Loss before income tax	(2,831,554)	(1,483,654)	(3,999,391)	(3,488,786)
Income taxes provision
Net loss	(2,831,554)	$(1,483,654)	$(3,999,391)	$(3,488,786)

Basic and diluted loss per common share	(0.18)	$(0.13)	$(0.25)	$(0.32)

Weighted average common shares outstanding basic and diluted	15,754,774	11,446,391	15,754,774	10,950,863

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders' Equity
(Unaudited)

For the Three and Six Months Ended June 30, 2024 and 2023

				Additional		Total
	Common Stock		Treasury	Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Equity
Balance, January 1, 2023	10,450,000	$10,450	$—	$17,777,385	$(4,087,632)	$13,700,203
Stock-based compensation	—	—	—	341,163	—	341,163
Net loss	—	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	10,450	—	18,118,548	(6,092,764)	12,036,234
Common stock issued for cash	5,334,000	5,334	—	6,924,218	—	6,929,552
Stock-based compensation	—	—	—	341,817	—	341,817
Net loss	—	—	—	—	(1,483,654)	(1,483,654)
Balance, June 30, 2023	15,784,000	$15,784	$—	$25,384,583	$(7,576,418)	$17,823,949

Balance, January 1, 2024	15,754,774	$15,784	$(21,379)	$26,046,873	$(10,020,745)	$16,020,533
Stock-based compensation	—	—	—	293,141	—	293,141
Net loss	—	—	—	—	(1,167,837)	(1,167,837)
Balance, March 31, 2024	15,754,774	15,784	(21,379)	26,340,014	(11,188,582)	15,145,837
Stock-based compensation	—	—	—	183,815	—	183,815
Net loss	—	—	—	—	(2,831,554)	(2,831,554)
Balance, June 30, 2024	15,754,774	$15,784	$(21,379)	$26,523,829	$(14,020,136)	$12,498,098

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023

Cash Flows From Operating Activities
Net loss	$(3,999,391)	$(3,488,786)
Adjustments to reconcile net loss:
Depreciation	119,752	83,926
Impairment of property & equipment	1,674,000	—
Stock based compensation	476,956	682,980
Change of right-of-use asset	44,783	43,033
Change in inventory reserve	289,072	—
Inventories	(68,688)	(521,960)
Prepaid expenses and other current assets	(5)	360,927
Accounts payable	416,826	(19,910)
Accrued liabilities	(434,567)	18,777
Operating lease liabilities	(45,459)	(42,356)
Contract liabilities - customer deposits	475	500
Net cash used in operating activities	(1,526,246)	(2,882,869)

Cash Flows From Investing Activities
Net redemptions of investment in available for sale securities	3,000,000	—
Realized gain on sale of marketable securities	(18,280)	—
Purchase of property and equipment	(2,858,227)	(224,088)
Net cash provided by (used in) investing activities	123,493	(224,088)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	6,996,015
Deferred offering costs	—	(66,463)
Repayments of finance lease	(9,667)	(7,666)
Repayments of advances from affiliates	(393,969)	(409,505)
Advances from affiliates	173,737	343,697
Net cash (used in) provided by financing activities	(229,899)	6,856,078

Net change in cash and cash equivalents	(1,632,652)	3,749,121
Cash and cash equivalents at beginning of period	9,821,531	12,767,199
Cash and cash equivalents at end of period	$8,188,879	$16,516,320

Supplemental Cash Flow Information
Cash paid for interest	$3,938	$1,784

Non Cash Investing and Financing Activities
Right of use asset - finance leases	$31,572	92,405

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Company’s Board of Directors determined to discontinue and wind down the Company’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. The Company explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co. As part of this decision, the Company obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, the Company has recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. The Company has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of June 30, 2024.

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2024 and December 31, 2023, the Company had customer deposits of $6,175 and $5,700, respectively, which is recorded as contract liabilities on the condensed balance sheets. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $8,188,879 and $9,821,531, respectively.

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

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. At June 30, 2024 and December 31, 2023, the Company had $7,688,879 and $9,557,799, respectively, in excess of FDIC insured limits.

Inventories

Inventories, which are raw materials for upcoming production, are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method using a first-in, first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to Cost of Goods Sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at June 30, 2024 and December 31, 2023, were $640,230 and $351,158, respectively.

2. Liquidity

As of June 30, 2024, the Company had cash and cash equivalents and working capital of $8,188,879 and $7,968,609, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. On June 12, 2023 the Company completed a public offering that closed on June 14, 2023, which increased its cash by $6,929,552. For the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $3,999,391 and 3,488,786, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and may seek additional equity and/or debt financing. A successful transition to attaining profitable operations is dependent upon achieving a level of positive cash flows adequate to support the Company’s cost structure.

3. Marketable Securities

As of June 30, 2024, the Company had no marketable securities. The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Marketable Securities
Corporate Bonds	$2,930,842	$50,878	$—	$2,981,720
Total marketable securities	$2,930,842	$50,878	$—	$2,981,720

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows:

		Fair Value Based On
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Marketable Securities:
Corporate Bonds	2,981,720	—	$2,981,720	—
Total Marketable Securities	$2,981,720	$—	$2,981,720	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Property and Equipment

 At June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Building - construction in progress	3,409,078	2,347,966
Land	119,758	119,758
Equipment	479,101	325,377
Computer hardware and software	51,587	50,626
Software and website development	90,396	90,396
Furniture and fixtures	3,483	3,483
Vehicles	48,826	48,825
Prototype	142,526	142,526
Molds and Fixtures	574,416	574,416
	4,919,171	3,703,373
Less accumulated depreciation	(354,163)	(234,412)
	$4,565,008	$3,468,961

For the three months ended June 30, 2024 and 2023, Depreciation Expense was $63,807 and $48,230, respectively. For the six months ended June 30, 2024 and 2023, Depreciation Expense was $119,752 and $83,926, respectively.

5. Leases

Operating right of use (“ROU”) assets and operating lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating right of use assets represent the Company’s right to use an underlying asset and is based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company used the U.S. Treasury rate of 0.33% at October 15, 2022.

The Company leases a warehouse facility, and the land upon which the warehouse is located which are located at 150 Commerce Street, Old Fort, North Carolina (the “Property”) from NC Limited Liability Company. The Company entered into the lease on October 7, 2022, the lease has a term of two years. The current base rent payment is $7,742 per month including property taxes, insurance, and common area maintenance. The lease required a $7,517 security deposit.

At June 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	June 30, 2024	December 31, 2023

Operating lease ROU asset	$30,364	$75,147

Operating lease liabilities:
Current portion	$23,073	$68,532
	$23,073	$68,532

At June 30, 2024, future minimum lease payments under the non-cancelable operating leases are as follows:

Years Ending December 31, 2024 (excluding the first six months ended June 30, 2024)	23,226
Total lease payment	$23,226
Total imputed interest	(153)
Total	$23,073

The following summarizes other supplemental information about the Company’s operating lease:

June 30, 2024
Weighted average discount rate	4%
Weighted average remaining lease term (years)	0.29

6. Finance Leases

The Company has finance leases for a vehicle and two forklifts. The Company entered into the vehicle lease in February of 2023, with a recorded value of $48,826 in net property and equipment. It is a 60-month lease at a 3.0% interest rate. The Company entered into the forklift lease in January of 2023, with a recorded value of $43,579 in net property and equipment. It is a 60-month lease at a 7.5% interest rate. The Company assumed a forklift lease in March of 2024, with a recorded value of $33,393. It is a 60-month lease at a 5.0% interest rate. At June 30, 2024, the current and non-current portions of the lease liability were $24,535 and $73,400 respectively.

At June 30, 2024, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2024 (excluding the six months ended June 30, 2024)	$14,466
2025	28,931
2026	28,931
2027	28,931
2028	6,384
Total lease payment	$107,643
Total Imputed interest	(9,708)
Total	$97,935

7. Related Party Transactions

As of June 30, 2024, the Company had a current asset of $18,384 compared to a current liability of $201,848 at December 31, 2023, due to affiliated companies.

During the six months ended June 30, 2024 and 2023, the Company repaid advancements from affiliated companies of $393,969 and $409,505, respectively, and had advancements from affiliated companies of $173,737 and $343,697, respectively.

Associated with amounts advanced and due to Twin Vee, for the six months ended June 30, 2024 and 2023, the Company recorded interest expense of $1,543 and $519, respectively, based on a rate of 6% interest on the Company’s average monthly balance.

Pursuant to a management agreement dated September 2022, for various management services, the Company paid $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement expired on August 31, 2023, and was renewed for another year under the same terms. Under a management agreement dated April 8, 2024 for various management services, the Company pays a variable rate for services rendered. For the six months ended June 30, 2024 and 2023, the Company recorded management fees of $280,555 and $40,800, respectively, pursuant to this management agreement.

For the three months ended June 30, 2024 and 2023, the Company recorded rent expense of approximately $0 and $20,400, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location; however, a number of its employees and consultants work remotely.

In August of 2022, the Company signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the Company’s then president, James Leffew, purchased the property, and the Company executed a new lease agreement with Mr. Leffew on the same month-to-month terms. This lease was terminated at the end of March 2024. For the three months ended June 30, 2024 and 2023, the lease expense was $0 and $7,500, respectively. For the six months ended June 30, 2024 and 2023, the lease expense was $7,500 and $11,000, respectively.

8. Accrued Expenses

At June 30, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued wages and benefits	$18,281	59,177
Accrued operating expenses	9,533	403,204
	$27,814	$462,381

9. Commitments and Contingencies

Litigation

The Company is currently involved in civil litigation in the normal course of business, the Company does not consider this to be material.

10. Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s initial public offering (the “IPO”). The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the three months ended June 30, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and nonqualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023 and January 1, 2024. As of June 30, 2024, there were 1,448,714 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Condensed Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the six months ended June 30, 2024 and 2023, the Company recorded $476,956 and $682,980, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations

Forza’s 2022 Stock Incentive Plan (the “Plan”)- Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. The Company utilized the following assumptions for option grants during the three months ended June 30, 2024:

Three months ended
June 30,
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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.72	9.36	$4,257,500
Granted	—	—	0
Exercised	—	—	0
Forfeited/canceled	(521,843)	1.50	8.97	(2,079,516)
Outstanding, June 30, 2024	1,368,074	$2.72	8.52	$2,177,984

Exercisable options, June 30, 2024	411,500	$3.39	8.34

11. Subsequent Events

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Company’s Board of Directors determined to discontinue and wind down the Company’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. The Company explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co. As part of this decision, the Company obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, the Company has recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building at June 30, 2024. The Company has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of June 30, 2024.

On August 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twin Vee and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Twin Vee (“Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will merge with and into Merger Sub, with the Company surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (other than any shares held by Twin Vee), will be converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of Twin Vee common stock, any fractional shares to be rounded down to the nearest whole share of Twin Vee common stock, for an aggregate of 5,355,000 shares of Twin Vee common stock. Each outstanding stock option exercisable for shares of the Company’s common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by Twin Vee and converted into a stock option to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such stock option for shares of the Company’s common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of the Company’s common stock will be assumed by Twin Vee and converted into a warrant to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such warrant for shares of the Company’s common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio, subject to adjustment for ant reverse stock split. In addition, at the Effective Time the 7,000,000 shares of the Company’s common stock held by Twin Vee will be cancelled.

The completion of the Merger by each of Twin Vee and the Company is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by the Company’s stockholders (which approval shall include a majority of the shares present in person or by proxy at the Company’s annual meeting excluding shares held by us) and (B) approval of the Share Issuance by Twin Vee’s shareholders, (2) authorization for listing on the Nasdaq Capital Market of the shares of Twin Vee’s common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for Twin Vee’s common stock to be issued in the Merger, and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Mergers illegal. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. Twin Vee, in its capacity as the Company’s principal stockholder, has agreed to vote the shares of Forza common stock held by it for the approval and adoption of the Merger only if a majority of the Company’s other stockholders present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Twin Vee and the Company. In addition, either the Company or Twin Vee may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024.

The Company has evaluated all events or transactions that occurred after June 30, 2024 through August 15, 2024, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that involve risks and uncertainties. This discussion may contain forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements.” Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the accompanying unaudited condensed financial statements and notes thereto. You should also review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and under Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward looking statements.

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

We have not completed the development of our electric boats or electric outboard motor. Three different protypes of the electric boat have been built. We have completed the design phase of our outboard motor and was most recently in the prototype phase before the decision to wind down operations.

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

The slower-than-expected adoption rates have led to cautious consumer spending and investment in EV technology, directly impacting our market. Specifically, the electric boat segment has experienced even more sluggish growth than the automotive sector. In addition, while Forza’s electric boats are still in the development stage, many of the larger players in the boat industry, such as Mercury Marine, have completed their development efforts and have brought their electric outboard motors to market.

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

We are enacting the following key measures:

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

Recent Developments

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, our Board of Directors determined to discontinue and wind down the Company’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. We explored strategic alternatives, including a potential merger with Twin Vee PowerCats Co.

We continue to optimize our workforce to align with current production needs and financial realities and is currently down to five employees.

We expect to incur pre-tax charges of less than $100,000 for the workforce reduction, most of which is expected to be incurred in the third quarter of fiscal year 2024. These charges will be substantially settled in cash and almost entirely consist of severance, continuation of salaries and benefits over a transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. An impairment charge of $1,674,000 was recorded against the building under construction in the second quarter of 2024 based on a recent third-party appraisal.

On August 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twin Vee and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Twin Vee (“Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, we will merge with and into Merger Sub, with our company surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of our common stock (other than any shares held by Twin Vee), will be converted into the right to receive 0.61166627 shares (the “Exchange Ratio”) of Twin Vee common stock, any fractional shares to be rounded down to the nearest whole share of Twin Vee common stock, for an aggregate of 5,355,000 shares of Twin Vee common stock. Each outstanding stock option exercisable for shares of our common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by Twin Vee and converted into a stock option to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such stock option for shares of our common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of our common stock will be assumed by Twin Vee and converted into a warrant to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such warrant for shares of our common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio, subject to adjustment for ant reverse stock split. In addition, at the Effective Time the 7,000,000 shares of our common stock held by Twin Vee will be cancelled

The completion of the Merger by each of Twin Vee and us is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by our stockholders (which approval shall include a majority of the shares present in person or by proxy at our annual meeting excluding shares held by us) and (B) approval of the Share Issuance by Twin Vee’s shareholders, (2) authorization for listing on the Nasdaq Capital Market of the shares of Twin Vee’s common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for Twin Vee’s common stock to be issued in the Merger, and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Mergers illegal. Each party’s obligation to complete the Mergers is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. Twin Vee, in its capacity as our principal stockholder, has agreed to vote the shares of our common stock held by it for the approval and adoption of the Merger only if a majority of our other stockholders present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Twin Vee and us. In addition, either we or Twin Vee may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Cost of sales	$26,841	$40,796	$(13,955)	(34%)
Gross loss	$(26,841)	$(40,796)	$13,955	(34%)
Operating expenses	$2,916,563	$1,578,723	$1,337,840	85%
Loss from operations	$(2,943,404)	$(1,619,519)	$(1,323,885)	82%
Other income	$111,850	$135,865	$(24,015)	(18%)
Net loss	$(2,831,554)	$(1,483,654)	$(1,347,900)	91%
Net loss per common share: Basic and Diluted	$(0.18)	$(0.13)	$(0.05)	42%
Weighted average number of shares of common stock outstanding	15,754,774	11,446,391	4,308,383

Operating Expenses

Operating expenses for the three months ended June 30, 2024 increased by $1,337,840 due primarily to an asset impairment charge of $1,674,000. Before the impact of this charge, operating expenses decreased by $336,160 to $1,242,563 as compared to $1,578,723 for the three months ended June 30, 2023. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation. Research and development costs for the three months ended June 30, 2024 were $340,907, as compared to $261,473 for the three months ended June 30, 2023. Our research and development expenses in the second quarter of 2024 included a valuation charge to reserve for the value of R&D electric motors of $175,820. Excluding the impact of this charge, research & development charges declined $96,386 for the quarter, due to large expenditures in the second quarter of 2023 when we were in the early stages of development of our prototype electric motors and control systems. Salaries and wages for the three months ended June 30, 2024 were $432,308, as compared to $864,838 for the three months ended June 30, 2023, and were primarily related to reductions in staffing in engineering and design. For the three months ended June 30, 2024, salaries and wages included $183,815 of stock option expense, as compared to $341,817 for the three months ended June 30, 2023. Our expenses for selling, general, and administrative for the three months ended June 30, 2024, were $247,464, as compared to $334,315 for the three months ended June 30, 2023. Professional fees for the three months ended June 30, 2024 were $158,077, as compared to $69,867 for the three months ended June 30, 2023. Depreciation and amortization for the three months ended June 30, 2024 was $63,807, as compared to $48,230 for the three months ended June 30, 2023, the increase being attributable to the addition of equipment and tooling.

Other expense and income

Interest expense was $813 and $1,493, respectively for the three months ended June 30, 2024 and 2023.

Because the proceeds from our IPO and secondary offering have been partly invested in money market vehicles, those monies earned dividend income. Dividend income was $112,663 and $137,358, respectively, for the three months ended June 30, 2024 and 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Six Months Ended June 30,
	2024	2023	$	% Change
Cost of sales	$56,413	$90,737	$(34,324)	(38%)
Gross loss	$(56,413)	$(90,737)	$34,324	(38%)
Operating expenses	$4,202,330	$3,658,533	$543,797	15%
Loss from operations	$(4,258,743)	$(3,749,270)	$(509,473)	14%
Other income	$259,352	$260,484	$(1,132)	(0%)
Net loss	$(3,999,391)	$(3,488,786)	$(510,605)	15%
Net loss per common share: Basic and Diluted	$(0.25)	$(0.32)	$0.06	(20%)
Weighted average number of shares of common stock outstanding	15,754,774	10,950,863	4,803,911

Operating Expenses

Operating expenses for the six months ended June 30, 2024 increased by $543,797 due primarily to an asset impairment charge during the second quarter of $1,674,000. Excluding the impact of this charge, operating expenses decreased by $1,130,203 to $2,528,330 as compared to $3,658,533 for the six months ended June 30, 2023. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation. Research and development costs for the six months ended June 30, 2024 were $510,105, as compared to $964,121 for the six months ended June 30, 2023. Our research and development expenses declined for the quarter, due to large expenditures in the first half of 2023 when we were in the early stages of development of our prototype electric motors and control systems, partially offset by an inventory valuation charge during the first six months of 2024 of $289,072. Salaries and wages for the six months ended June 30, 2024 were $1,122,851, as compared to $1,727,602 for the six months ended June 30, 2023, and were primarily related to reductions in staffing in engineering and design. For the six months ended June 30, 2024 salaries and wages included $476,956 of stock option expense, as compared to $682,980 for the six months ended June 30, 2023. Our expenses for selling, general, and administrative for the six months ended June 30, 2024, were $524,516, as compared to $688,977 for the six months ended June 30, 2023. Professional fees for the six months ended June 30, 2024 were $251,106, as compared to $193,907 for the six months ended June 30, 2023. Depreciation and amortization for the six months ended June 30, 2024 was $119,752, as compared to $83,926 for the six months ended June 30, 2023, the increase being attributable to the addition of equipment and tooling.

Other expense and income

Interest expense was $3,938 and $1,784, respectively for the six months ended June 30, 2024 and 2023.

Because the proceeds from our IPO and secondary offering are partly invested in money market vehicles, those monies earn dividend income, interest income, and capital gains. Dividend and interest income was $245,010 and $262,268, respectively, for the six months ended June 30, 2024 and 2023. Net realized gains were $18,280 and zero, respectively, for the three months ended June 30, 2024 and 2023.

Liquidity and Capital Resources

The following table provide selected financial data as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023	Change	% Change
Cash and cash equivalents	$8,188,879	$9,821,531	$(1,632,652)	(16.6%)
Current assets	$8,553,852	$13,370,219	$(4,816,367)	(36.0%)
Current liabilities	$585,243	$842,594	$(257,351)	(30.5%)
Working capital	$7,968,609	$12,527,625	$(4,559,016)	(36.4%)

As of June 30, 2024, we had cash and cash equivalents, and working capital of $8,188,879 and $7,968,609, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. We have incurred significant costs in pursuit of our construction of our new manufacturing facility which we have been financing. Our management planned to use the proceeds from the IPO and the secondary offering to finance the expenses related to the construction of the facility, which we are no longer pursuing. We believe that our current capital resources will be sufficient to fund our operations while we pursue strategic alternatives for our business and believe that our current capital resources will be sufficient for another 15 months following the date of this Quarterly Report on Form 10-Q. We expect expect to continue to incur net losses, and to have cash outflows for at least the next 12 months.

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
Cash used in operating activities	$(1,526,246)	$(2,882,869)	$1,356,623	-47%
Cash provided by (used in) investing activities	$123,493	$(224,088)	$347,581	-155%
Cash (used in) provided by financing activities	$(229,899)	$6,856,078	$(7,085,977)	-103%
Net Change in Cash	$(1,632,652)	$3,749,121	$(5,381,773)	-144%

Cash Flow from Operating Activities

During the six months ending June 30, 2024 and 2023, we generated negative cash flows from operating activities of $1,526,246 and $2,882,869, respectively. During the six months ending June 30, 2024, our cash used in operating activities was primarily a result of operating losses incurred and a reduction in accrued liabilities since December 31, 2023.

Cash Flows from Investing Activities

For the six months ended June 30, 2024 net cash provided by investing activities was $123,493 resulting from redemptions of marketable securities more than offsetting the purchase of property and equipment and building compared to a use of cash for the six months ended June 30, 2023 of $224,088 for the purchase of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, net cash used in financing activities was $229,899. During the six months ended June 30, 2023, net cash provided by financing activities was $6,856,078 resulting primarily from the issuance of common stock.

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

Revenue Recognition

We recognize revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At June 30, 2024 and December 31, 2023, we had customer deposits of $6,175 and $5,700, respectively, which is recorded as contract liabilities on the Condensed Balance Sheet. These deposits are not expected to be recognized as revenue within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On June 30, 2024, the Company had cash and cash equivalents of $8,188,879, and on December 31, 2023, the Company had cash and cash equivalents of $9,821,531.

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

Impairment of Long-lived Assets

Management assesses the recoverability of its long-lived assets when indicators of impairment are present. If such indicators are present, recoverability of these assets is determined by comparing the undiscounted net cash flows estimated to result from those assets over the remaining life to the assets’ net carrying amounts. If the estimated undiscounted net cash flows are less than the net carrying amount, the assets would be adjusted to their fair value, based on appraisal or the present value of the undiscounted net cash flows. An impairment charge of $1,674,000 was recorded against the building under construction in the second quarter of 2024 based on a recent third-party appraisal.

Research and Development

Research and development costs are expensed as incurred. For the three months ended June 30, 2024 and 2023, research and development costs were $340,907 and 261,473, respectively. Such costs for the six months ended June 30, 2024 were $510,105, as compared to $964,121 for the six months ended June 30, 2023.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs for the six months ended June 30, 2024 were $5,254, as compared to $62,896 for the six months ended June 30, 2023. Such costs for the three months ended June 30, 2024 were $3,742, as compared to $50,340 for the three months ended June 30, 2023. Advertising and marketing costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

Leases

We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We calculate the associated lease liability and corresponding ROU asset upon lease commencement using a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. The operating lease ROU asset also includes any lease payments made and is reduced by lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expenses for lease payments is recognized on a straight-line basis over the lease term.

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

In accordance with U.S GAAP, we follow the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At June 30, 2024, we do not believe we have any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024 our interim Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

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

Remediation Plan

Management has developed and is executing a remediation plan to address the previously disclosed material weaknesses. We are actively engaged in the remediation of each of the outstanding material weaknesses, to include the retention of additional full-time accounting expertise and the utilization of outside advisors where appropriate. With their added expertise, we will continue to make improvements in our accounting processes over the coming months. In the third quarter of 2023, we also completed the migration of our data into the SAP ByDesign ERP platform, which will aid in the segregation of access and responsibilities, as well as improve our reporting processes.

Additional time is required before we can demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time over which management can conclude, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

We continue to develop and refine our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC are recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Other than as disclosed as part of our “Remediation Plan” above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the six months ended June 30, 2024 and 2023, we incurred a net loss of $3,999,391 and $3,488,786, respectively and used cash in operations of $1,5526,246 and $2,882,869, respectively. During the year ended December 31, 2023, we incurred a net loss of $5,933,113 and used cash in operations of $4,150,280. Losses have principally occurred as the result of our research and development efforts coupled with a lack of operating revenue. Until we begin generating revenue, there is doubt about our ability to become a going concern in the future.

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

We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

As a public company, we are subject to the reporting requirements of the Exchange Act, and the Sarbanes-Oxley Act. The requirements of these rules and regulations continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting.

As of June 30, 2024, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We will be required to expend time and resources to further improve our internal controls over financial reporting, including by expanding our staff. However, we cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

We are in the process of hiring additional staff and providing them with the required training, we continue to engage outside consultants with appropriate experience in GAAP presentation, especially of complex instruments, to devise and implement effective disclosure controls and procedures, or internal controls. We will be required to spend time and resources hiring and engaging additional staff and outside consultants with the appropriate experience to remedy these weaknesses. We cannot assure you that management will be successful in locating and retaining appropriate candidates; that newly engaged staff or outside consultants will be successful in remedying material weaknesses thus far identified or identifying material weaknesses in the future; or that appropriate candidates will be located and retained prior to these deficiencies resulting in material and adverse effects on our business.

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

RISKS RELATED TO THE MERGER

All of the Twin Vee and Forza executive officers and most of its directors have conflicts of interest that may influence them to support or approve the Merger without regard to your interests.

All of the Twin Vee and Forza officers will be employed by the combined company and several of each of their directors will continue to serve on the Board of Directors of the combined company following the consummation of the Merger. In addition, all of the Twin Vee and Forza officers and most of their directors have a direct or indirect financial interest in both Forza and Twin Vee. These interests, among others, may influence such executive officers and directors of Twin Vee and Forza to support or approve the Merger.

The Exchange Ratio is not adjustable based on the market price of Twin Vee Common Stock so the Merger consideration at the closing may have a greater or lesser value than it had at the time the Merger Agreement was signed.

The parties to the Merger Agreement have set the Exchange Ratio for the Forza Common Stock and the Exchange Ratio is not adjustable. Any changes in the market price of Twin Vee Common Stock or Forza Common Stock will not affect the number of shares holders of Forza Common Stock will be entitled to receive upon consummation of the Merger. Therefore, if the market price of Twin Vee Common Stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably less value. Similarly, if the market price of Twin Vee Common Stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably more value than their shares of Forza Common Stock and the Twin Vee stockholders immediately prior to the Merger will not be compensated for the increased market value of the Twin Vee Common Stock. If the market price of Forza Common Stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably more value. Similarly, if the market price of Forza Common Stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably less value than their shares of Forza Common Stock and the Forza stockholders immediately prior to the Merger will not be compensated for the increased market value of the Forza Common Stock. The Merger Agreement does not include a price-based termination right. Because the Exchange Ratio does not adjust as a result of changes in the value of Twin Vee Common Stock, for each one percentage point that the market value of Twin Vee Common Stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to the Forza stockholders.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Twin Vee or Forza can refuse to complete the Merger if there is a material adverse change affecting the other party between August 12, 2024, the date of the Merger Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Twin Vee or Forza, including:

●	general business or economic conditions affecting the industries in which Twin Vee or Forza operate;

●	acts of war, armed hostilities or terrorism;

●	changes in financial, banking or securities markets;

●	the taking of any action required to be taken by the Merger Agreement;

●	with respect either party, the announcement or pendency of the Merger Agreement or any related transactions; or

●	with respect to either party, any change in their or the other party’s stock price or trading volume stock.

If adverse changes occur and Twin Vee and Forza still complete the Merger, the combined company stock price may suffer. This in turn may reduce the value of the Merger to the stockholders of Twin Vee and Forza.

The combined company’s stock price is expected to be volatile, and the market price of its common stock may drop following the Merger.

The market price of the combined company’s common stock could be subject to significant fluctuations following the Merger especially when the shareholder base is increased. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of the combined company’s common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm the combined company’s profitability and reputation.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by Twin Vee or Forza or investors, financial or industry analysts.

The combined company may not experience the anticipated strategic benefits of the Merger.

The respective managements of Twin Vee and Forza believe that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

Twin Vee and Forza stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Twin Vee and Forza securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Twin Vee and Forza, specified conditions must be satisfied or waived in order to complete the Merger, including, among others:

●	the filing and effectiveness of a registration statement under the Securities Act in connection with the issuance of Twin Vee Common Stock in the Merger;

●	the respective representations and warranties of Twin Vee and Forza, shall be true and correct in all material respects as of the date of the Merger Agreement and the closing;

●	no material adverse effect with respect to Twin Vee or Forza or its subsidiaries shall have occurred since the date of the Merger Agreement and the closing of the Merger;

●	performance or compliance in all material respects by Twin Vee and Forza with their respective covenants and obligations in the Merger Agreement;

●	Forza and Twin Vee shall have obtained any consents and waivers of approvals required in connection with the Merger, including for Twin Vee approval of its stockholders of the issuance of the Twin Vee Common Stock pursuant to the terms of the Merger Agreement and for Forza approval of its stockholders of the Merger and the Merger Agreement; and

●	no material adverse effect with respect to Twin Vee or Forza or its subsidiaries shall have occurred since the date of the Merger Agreement.

These and other conditions are described in detail in the Merger Agreement. Twin Vee and Forza cannot assure you that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived, the Merger will not occur or will be delayed, and Twin Vee and Forza each may lose some or all of the intended benefits of the Merger.

Twin Vee and Forza will incur substantial expenses whether or not the Merger is completed.

Twin Vee and Forza will incur substantial expenses related to the Merger whether or not the Merger is completed.

During the pendency of the Merger, Twin Vee and Forza may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Twin Vee and Forza to make acquisitions, subject to certain exceptions relating to fiduciary duties, or complete other transactions that are not in the ordinary course of business pending the closing of the merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third-party, subject to certain exceptions. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Twin Vee and Forza from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in certain circumstances where the Twin Vee Board of Directors or Forza Board of Directors, as applicable, determines in good faith, after consultation with its financial advisor and outside legal counsel, that an unsolicited alternative takeover proposal constitutes or is reasonably likely to result in a superior takeover proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of the Forza Board of Directors.

The Merger and related transactions are subject to approval by the stockholders of both Twin Vee and Forza.

In order for the Merger to be completed, under applicable Nasdaq rules Twin Vee’s stockholders must approve the issuance of the shares of Twin Vee Common Stock pursuant to the terms of the Merger Agreement, which requires the affirmative vote of the holders of at least a majority of the Twin Vee Common Stock present in person or by proxy at the Twin Vee Annual Meeting and entitled to vote. Forza’s stockholders must also approve the Merger and the Merger Agreement, which requires the affirmative vote of the holders of at least a majority of the outstanding shares of Forza Common Stock entitled to vote and a majority of the Forza Common Stock present in person or by proxy at the Forza Annual Meeting excluding Twin Vee.

Should the Merger not qualify as a tax-free reorganization, Forza stockholders may recognize capital gain or loss with respect to the shares of Twin vee common stock received in the Merger.

The Merger is expected to be treated as a reorganization within the meaning of Section 368 of the Code, however, neither Twin Vee nor Forza has received an Internal Revenue Services ruling to that effect. The failure of the Merger to qualify as a reorganization within the meaning of Section 368 of the Code would result in a Forza stockholder recognizing capital gain or loss with respect to the shares of Forza Common Stock surrendered for Twin Vee Common Stock received in the Merger.

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

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 15, 2022, pursuant to Rule 424(b) under the Securities Act. The primary use of the net proceeds from our initial public offering continues to be, as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital. Since its initial public offering, the Company has invested approximately $6.0 million into production, R&D, inventory, working capital, facility planning, the clearing and grading of land, and construction.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

FORZA X1, INC.

Date: August 15, 2024	By:	/s/ Joseph Visconti
Joseph Visconti
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2024	By:	/s/ Michael Dickerson
Michael Dickerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)