Form 10-Q
period 2024-09-30
Forza X1, Inc.
filed 2024-11-14
CIK 1901305

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 15,754,774 shares of Common Stock, $0.001 par value per share, outstanding.

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

NOTE REGARDING COMPANY REFERENCES

Throughout this Quarterly Report on Form 10-Q, “Forza,” “the Company,” “we” and “our” refer to Forza X1, Inc.

FORZA X1, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2024	2023
	Unaudited
ASSETS
Current Assets:
Cash and cash equivalents	$7,200,427	$9,821,531
Accounts receivable	125,000	—
Marketable securities - available for sale	—	2,981,720
Inventories, net	60,645	493,460
Due from affiliated companies, net	87,884	—
Prepaid expenses and other current assets	80,095	73,508
Total Current Assets	7,554,051	13,370,219

Operating lease right of use asset	7,629	75,147
Security deposit	7,517	7,517
Property and equipment, net	4,388,229	3,468,961
Total Assets	$11,957,426	$16,921,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$73,067	$86,820
Accrued liabilities	9,712	462,381
Due to affiliated companies, net	—	201,848
Finance leases - current portion	24,847	17,313
Operating lease right of use liability	—	68,532
Contract liabilities - customer deposits	6,175	5,700
Total Current Liabilities	113,801	842,594

Finance leases - noncurrent	67,070	58,717
Total Liabilities	180,871	901,311

Commitments (Note 9)

Stockholders' Equity:
Common stock: 100,000,000 authorized; $0.001 par value; 15,784,000 shares issued and 15,754,774 shares outstanding	15,784	15,784
Treasury stock, 29,226 shares	(21,379)	(21,379)
Additional paid in capital	26,697,988	26,046,873
Accumulated deficit	(14,915,838)	(10,020,745)
Total Stockholders' Equity	11,776,555	16,020,533

Total Liabilities and Stockholders' Equity	$11,957,426	$16,921,844

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net sales - related party	$—	$18,559	$—	$18,559
Cost of sales	11,922	11,621	68,335	102,358
Gross (loss) profit	(11,922)	6,938	(68,335)	(83,799)

Operating expenses:
Selling, general and administrative	212,753	217,455	737,269	906,432
Salaries and wages	356,650	837,857	1,479,501	2,565,460
Research and development	77,494	60,667	587,599	1,024,787
Professional fees	140,865	92,505	391,971	286,411
Impairment of property & equipment	—	—	1,674,000	—
Depreciation	64,689	50,482	184,441	134,408
Total operating expenses	852,451	1,258,966	5,054,781	4,917,498

Loss from operations	(864,373)	(1,252,028)	(5,123,116)	(5,001,297)

Other income (expense):
Interest expense	(3,424)	(1,144)	(7,362)	(2,928)
Interest income	62,830	1,401	62,830	1,401
Dividend income	31,852	150,284	276,862	412,551
Unrealized gain (loss) on marketable securities	—	31,426	(16,930)	31,426
Realized gain (loss) on marketable securities	—	23,747	35,210	23,747
Loss on the disposal of property & equipment	(172,684)	—	(172,684)	—
Gain on sale of R&D assets	50,097	—	50,097	—
Total other income (expense)	(31,329)	205,714	228,023	466,197

Loss before income tax	(895,702)	(1,046,314)	(4,895,093)	(4,535,100)
Income taxes provision	0	0	0	0
Net loss	$(895,702)	$(1,046,314)	$(4,895,093)	$(4,535,100)

Basic and diluted loss per common share	$(0.06)	$(0.07)	$(0.31)	$(0.36)

Weighted average common shares outstanding basic and diluted	15,754,774	15,784,000	15,754,774	12,579,866

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Stockholders’ Equity
(Unaudited)

For the Three and Nine Months Ended September 30, 2024 and 2023

				Additional		Total
	Common Stock		Treasury	Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Stock	Capital	Deficit)	Equity
Balance, January 1, 2023	10,450,000	$10,450	$—	$17,777,385	$(4,087,632)	$13,700,203
Stock-based compensation	—	—	—	341,163	—	341,163
Net loss	—	—	—	—	(2,005,132)	(2,005,132)
Balance, March 31, 2023	10,450,000	10,450	—	18,118,548	(6,092,764)	12,036,234
Common stock issued for cash	5,334,000	5,334	—	6,924,218	—	6,929,552
Stock-based compensation	—	—	—	341,817	—	341,817
Net loss	—	—	—	—	(1,483,654)	(1,483,654)
Balance, June 30, 2023	15,784,000	15,784	—	25,384,583	(7,576,418)	17,823,949
Stock-based compensation	—	—	—	332,107	—	332,107
Net loss	—	—	—	—	(1,046,314)	(1,046,314)
Balance, September 30, 2023	15,784,000	$15,784	$—	$25,716,690	$(8,622,732)	$17,109,742

Balance, January 1, 2024	15,754,774	$15,784	$(21,379)	$26,046,873	$(10,020,745)	$16,020,533
Stock-based compensation	—	—	—	293,141	—	293,141
Net loss	—	—	—	—	(1,167,837)	(1,167,837)
Balance, March 31, 2024	15,754,774	15,784	(21,379)	26,340,014	(11,188,582)	15,145,837
Stock-based compensation	—	—	—	183,815	—	183,815
Net loss	—	—	—	—	(2,831,554)	(2,831,554)
Balance, June 30, 2024	15,754,774	15,784	(21,379)	26,523,829	(14,020,136)	12,498,098
Stock-based compensation	—	—	—	174,159	—	174,159
Net loss	—	—	—	—	(895,702)	(895,702)
Balance, September 30, 2024	15,754,774	$15,784	$(21,379)	$26,697,988	$(14,915,838)	$11,776,555

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023

Cash Flows From Operating Activities
Net loss	$(4,895,093)	$(4,535,100)
Adjustments to reconcile net loss:
Depreciation	184,441	134,408
Change in fair value of marketable securities, available for sale	16,930	(31,426)
Impairment of property & equipment	1,674,000	—
Stock based compensation	651,115	1,015,087
Change of right-of-use asset	67,518	64,869
Gain on sale of R&D assets	(50,097)	—
Loss on disposal of property & equipment	172,684	—
Change in inventory reserve	293,058	—
Accounts receivable	(125,000)	—
Inventories	139,757	(777,831)
Prepaid expenses and other current assets	(6,587)	394,739
Accounts payable	(13,753)	(60,515)
Accrued liabilities	(452,669)	(18,869)
Operating lease liabilities	(68,532)	(63,853)
Contract liabilities - customer deposits	475	500
Net cash used in operating activities	(2,411,753)	(3,877,991)

Cash Flows From Investing Activities
Net redemptions (purchase) of marketable securities	3,000,000	(9,841,346)
Realized gain on sale of marketable securities	(35,210)	(23,747)
Proceeds from disposition of property & equipment	6,000	—
Purchase of property and equipment	(2,874,724)	(328,534)
Net cash provided by (used in) investing activities	96,066	(10,193,627)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	—	6,996,015
Deferred offering costs	—	(66,463)
Repayments of finance lease	(15,685)	(11,844)
Repayments of advances from affiliates	(393,969)	(755,299)
Advances from affiliates	104,237	580,830
Net cash (used in) provided by financing activities	(305,417)	6,743,239

Net change in cash and cash equivalents	(2,621,104)	(7,328,379)
Cash and cash equivalents at beginning of period	9,821,531	12,767,199
Cash and cash equivalents at end of period	$7,200,427	$5,438,820

Supplemental Cash Flow Information
Cash paid for interest	$7,362	$2,928

Non Cash Investing and Financing Activities
Right of use asset - finance leases	$31,572	$92,405

The accompanying notes are an integral part of these unaudited condensed financial statements

FORZA X1, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2024

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

In an effort to retain cash and reduce expenditures and as a result of current market conditions, on July 11, 2024, the Company’s Board of Directors determined to discontinue and wind down the Company’s business related to the development and sale of electric boats utilizing its proprietary outboard electric motor. On August 12, 2024, the Company entered into a Merger Agreement with Twin Vee PowerCats Co. As part of this decision, the Company obtained an appraisal of its partially constructed facility in Monroe, NC and evaluated the carrying costs of its assets, primarily its inventory and fixed assets. Based on this analysis, the Company has recorded an impairment charge of $1,674,000 against the carrying cost of its partially constructed building as of June 30, 2024. The Company has evaluated any material liabilities resulting from this action and has determined that there are no additional material liabilities to be recorded as of September 30, 2024.

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2024.

Revenue Recognition

The Company recognizes revenue when obligations under the terms of a contract are satisfied and control over promised goods is transferred to the dealer. Revenue is measured as the amount of consideration it expects to receive in exchange for a product.

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2024 and December 31, 2023, the Company had customer deposits of $6,175 and $5,700, respectively, which is recorded as contract liabilities on the condensed balance sheets. These deposits are expected to be returned to customers within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States “U.S. GAAP” requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of the purchase. On September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $7,200,427 and $9,821,531, respectively.

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

Concentrations of Credit and Business Risk

The Company minimizes the concentration of credit risk associated with its cash by maintaining its cash with high quality federally insured financial institutions. However, cash balances in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limit of $250,000 are at risk. At September 30, 2024 and December 31, 2023, the Company had $6,920,427 and $9,557,799, respectively, in excess of FDIC insured limits.

Inventories

Inventories, which are raw materials for upcoming production, are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method using a first-in, first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation and a normal profit margin. Production costs, consisting of labor and overhead, are applied to ending finished goods inventories at a rate based on estimated production capacity. Excess production costs are charged to Cost of Goods Sold. Provisions have been made to reduce excess or obsolete inventories to their net realizable value. Provisions for excess and obsolete inventories at September 30, 2024 and December 31, 2023, were $58,100 and $351,158, respectively.

2. Liquidity

As of September 30, 2024, the Company had cash and cash equivalents and working capital of $7,200,427 and $7,440,250, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. On June 12, 2023 the Company completed a public offering that closed on June 14, 2023, which increased its cash by $6,929,552. For the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $4,895,093 and $4,535,100, respectively. Losses have principally occurred as a result of the research and development efforts coupled with no operating revenue.

The Company has no current source of revenue and has discontinued and winded down its business and therefore is not anticipated to generate revenue.

3. Marketable Securities

As of September 30, 2024, the Company had no marketable securities. The Company’s investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities as well as realized gains and losses on available-for-sale debt securities are included in net income.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1 and Level 2 fair value measurement criteria as of December 31, 2023 are as follows:

		Fair Value Based On
	Balance as of December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Non- observable Inputs (Level 3)

Marketable Securities:
Corporate Bonds	2,981,720	—	$2,981,720	—
Total Marketable Securities	$2,981,720	$—	$2,981,720	$—

The Company’s investments in corporate bonds are measured based on quotes from market makers for similar items in active markets.

4. Property and Equipment

 At September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Building - construction in progress	3,468,425	2,347,966
Land	119,758	119,758
Equipment	315,919	325,377
Computer hardware and software	—	50,626
Software and website development	90,396	90,396
Furniture and fixtures	—	3,483
Vehicles	48,826	48,825
Prototype	142,526	142,526
Molds and Fixtures	574,416	574,416
	4,760,266	3,703,373
Less accumulated depreciation	(372,037)	(234,412)
	$4,388,229	$3,468,961

For the three months ended September 30, 2024 and 2023 depreciation expense was $64,689 and $50,482, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expense was $184,441 and $134,408, respectively.

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

At September 30, 2024 and December 31, 2023, supplemental balance sheet information related to leases were as follows:

	September 30, 2024	December 31, 2023

Operating lease ROU asset	$7,629	$75,147

Operating lease liabilities:
Current portion	$—	$68,532
	$—	$68,532

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023

Operating lease cost	$68,665	$68,665

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Operating lease cost	$22,888	$22,888

6. Finance Leases

The Company has finance leases for a vehicle and two forklifts. The Company entered into the vehicle lease in February of 2023, with a recorded value of $48,826 in net property and equipment. It is a 60-month lease at a 3.0% interest rate. The Company entered into the forklift lease in January of 2023, with a recorded value of $43,579 in net property and equipment. It is a 60-month lease at a 7.5% interest rate. The Company assumed a forklift lease in March of 2024, with a recorded value of $33,393. It is a 60-month lease at a 5.0% interest rate. At September 30, 2024, the current and non-current portions of the lease liability were $24,847 and $67,070 respectively.

At September 30, 2024, future minimum payments under the non-cancelable finance leases are as follows:

Years Ending December 31,

2024 (excluding the nine months ended September 30, 2024)	$7,233
2025	28,931
2026	28,931
2027	28,931
2028	6,409
Total lease payment	$100,435
Total Imputed interest	(8,518)
Total	$91,917

7. Related Party Transactions

As of September 30, 2024, the Company had $87,884 due from affiliates compared to a $201,848 due to affiliated companies at December 31, 2023.

During the nine months ended September 30, 2024 and 2023, the Company repaid advancements from Twin Vee of $393,969 and $755,299 respectively, and had advancements from Twin Vee of $104,237 and $580,830, respectively.

Pursuant to a management agreement dated September 2022, for various management services, the Company paid $6,800 monthly thereafter for management fee associated with the use of shared management resources. The September 2022 agreement expired on August 31, 2023, and was renewed for another year under the same terms. Under a management agreement dated April 8, 2024 for various management services, the Company pays a variable rate for services rendered. For the three months ended September 30, 2024 and 2023, the Company recorded management fees of $98,968 and $20,415, respectively, pursuant to this management agreement. For the nine months ended September 30, 2024 and 2023, the Company recorded management fees of $379,523 and $61,200, respectively, pursuant to this management agreement.

For the three months ended September 30, 2024 and 2023, the Company recorded rent expense of approximately $0 and $10,200, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. For the nine months ended September 30, 2024 and 2023, the Company recorded rent expense of approximately $0 and $30,600, respectively, associated with its month- to- month arrangement to utilize certain space at Twin Vee’s facility. The Company’s use of Twin Vee’s facilities does vary based on the number of prototype units on property and in process. The Company’s corporate headquarters are located at Twin Vee’s location; however, a number of its employees and consultants work remotely.

In August of 2022, the Company signed a six-month lease for a duplex on a property in Black Mountain, NC, to be used by its traveling employees during the construction of its new manufacturing facility, for $2,500 per month. After the initial term of the lease, it was extended on a month-to-month basis. In August of 2023, the Company’s then president, James Leffew, purchased the property, and the Company executed a new lease agreement with Mr. Leffew on the same month-to-month terms. This lease was terminated at the end of March 2024. For both the three months ended September 30, 2024, the lease expense was $0. For the nine months ended September 30, 2024 and 2023, the lease expense was $7,500 and $12,500, respectively.

 On August 12, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twin Vee and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Twin Vee (“Twin Vee Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will merge with and into Twin Vee Merger Sub, with the Company surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of the Company’s common stock (other than any shares held by Twin Vee), will be converted into the right to receive 0.61166627 of a share (the “Exchange Ratio”) of Twin Vee common stock, any fractional shares to be rounded down to the nearest whole share of Twin Vee common stock, for an aggregate of 5,355,000 shares of Twin Vee common stock (the “Share Issuance”). Each outstanding stock option exercisable for shares of the Company’s common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by Twin Vee and converted into a stock option to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such stock option for shares of our common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of the Company’s common stock will be assumed by Twin Vee and converted into a warrant to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such warrant for shares of the Company’s common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio, subject to adjustment for any reverse stock split. In addition, at the Effective Time the 7,000,000 shares of the Company’s common stock held by Twin Vee will be cancelled.

The completion of the Merger by each of Twin Vee and the Company is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by the Company’s stockholders (which approval shall include a majority of the shares present in person or by proxy at the Company’s annual meeting excluding shares held by Twin Vee)(the approval of the Company’s stockholders was obtained on November 11, 2024) and (B) approval of the Share Issuance by Twin Vee’s shareholders (the approval of the Share Issuance by Twin Vee’s shareholders was obtained on November 11, 2024), (2) authorization for listing on the Nasdaq Capital Market of the shares of Twin Vee’s common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for Twin Vee’s common stock to be issued in the Merger, (the registration statement was declared effective on October 10, 2024) and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. Twin Vee, in its capacity as our principal stockholder, has agreed to vote the shares of the Company’s common stock held by it for the approval and adoption of the Merger only if a majority of the Company’s other stockholders present in person or by proxy at the Company’s annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Twin Vee and the Company. In addition, either the Company or Twin Vee may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024. The Company believes that all closing conditions will be met and anticipates consummating the Merger in the near future.

8. Accrued Expenses

At September 30, 2024 and December 31, 2023, accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued wages and benefits	$9,712	$59,177
Accrued operating expenses	—	403,204
	$9,712	$462,381

9. Commitments and Contingencies

Litigation

The Company is currently involved in civil litigation in the normal course of business, the Company does not consider this to be material.

10. Stockholders’ Equity

Common Stock Warrants

The Company had outstanding warrants to purchase 172,500 shares of common stock issuable at a weighted-average exercise price of $6.25 per share that were issued to the representative of the underwriters on August 16, 2022 in connection with the Company’s initial public offering (the “IPO”). The Company also had outstanding warrants to purchase 306,705 shares of common stock issuable at a weighted-average exercise price of $1.88 per share that were issued to the representative of the underwriters on June 14, 2023 in connection with the Company’s secondary offering. The representative’s warrants are exercisable at any time and from time to time, in whole or in part, and expire on August 16, 2027 and June 16, 2028, respectively. There was no warrant activity during the three months ended September 30, 2024.

Equity Compensation Plan

The Company maintains an equity compensation plan (the “Plan”) under which it may award employees, directors and consultants’ incentive and nonqualified stock options, restricted stock, stock appreciation rights and other stock-based awards with terms established by the Compensation Committee of the Board of Directors which has been appointed by the Board of Directors to administer the plan. The number of awards under the Plan automatically increased on January 1, 2023 and January 1, 2024. As of September 30, 2024, there were 1,698,714 shares remaining available for grant under this Plan. Stock based compensation expense is included in the Condensed Statements of Operations, under salaries and wages.

Accounting for Stock -Based Compensation

Stock Compensation Expense - For the nine months ended September 30, 2024 and 2023, the Company recorded $651,115 and $1,015,087, respectively, of stock-based compensation expense which is included in salaries and wages on the accompanying condensed statement of operations

Forza’s 2022 Stock Incentive Plan (the “Plan”)- Forza has issued stock options. A stock option grant gives the holder the right, but not the obligation to purchase a certain number of shares at a predetermined price for a specific period of time. Forza typically issues options that vest pro rata on a monthly basis over various periods. Under the terms of the Plan, the contractual life of the option grants may not exceed ten years.

The Company utilizes the Black-Scholes model to determine fair value of stock option awards on the date of grant. There were no options granted in the nine months ended September 30, 2024. The Company utilized the following assumptions for option grants during the nine months ended September 30, 2023:

Nine months Ended
September 30,
2023
Expected term	5 years
Expected average volatility	112-115%
Expected dividend yield	—
Risk-free interest rate	2.98 – 3.62%

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

	Options Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Options	Exercise Price	(years)	Fair value of option

Outstanding, December 31, 2022	1,441,500	$3.41	0.05	$4,009,913
Granted	518,000	0.70	9.76	287,835
Exercised	—	—
Forfeited/canceled	(69,583)	1.24	9.62	(40,248)
Outstanding, December 31, 2023	1,889,917	$2.72	9.36	$4,257,500
Granted	—	—	0
Exercised	—	—	0
Forfeited/canceled	(791,843)	1.39	8.85	(2,266,938)
Outstanding, September 30, 2024	1,098,074	$2.75	8.28	$1,990,562

Exercisable options, September 30, 2024	893,972	$3.38	8.11

11. Subsequent Events

As previously reported, on October 4, 2023, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the preceding 30 consecutive business days (August 22, 2023 through October 3, 2023), the Company’s common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The Company was provided 180 calendar days, or until April 1, 2024, to regain compliance. Subsequently, on April 2, 2024, the Company was provided an additional 180 calendar day compliance period, or until September 30, 2024, to regain compliance.

On October 1, 2024, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that it had not regained compliance with Listing Rule 5550(a)(2) and, therefore, the Company’s common stock will be delisted from Nasdaq. The Company did not appeal Nasdaq’s delisting determination and trading of its common stock on Nasdaq has been suspended from trading on The Nasdaq Capital Market. The Company’s common stock currently trades on the OTC Markets system under the trading symbol “FRZA”.

On November 11, 2024, the Company held its 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the Merger of the Company with Twin Vee Merger Sub pursuant to the terms of the Merger Agreement.

The Company has evaluated all events or transactions that occurred after September 30, 2024 through November 14, 2024, which is the date that the condensed financial statements were available to be issued. During this period, there were no additional material subsequent events.

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

Overview

We were founded with a mission to inspire the adoption of sustainable recreational boating by producing stylish electric sport boats designed to offer a cleaner, quieter, and more efficient alternative to traditional gasoline-powered boats. Until we decided to discontinue and wind down our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor, we had been focused on the creation, implementation and sale of electric boats utilizing our electric vehicle (“EV”) technology to control and power our boats and proprietary outboard electric motor. In an effort to retain cash and reduce expenditures and as a result of current market conditions described below, on July 11, 2024, our Board of Directors determined to discontinue and wind down our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor. On August 12, 2024, we entered into a Merger Agreement with our parent company, Twin Vee PowerCats Co (“Twin Vee”).

We have not completed the development of our electric boats or electric outboard motor. Three different protypes of the electric boat have been built. We have completed the design phase of our outboard motor and were in the prototype phase before the decision to wind down operations.

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

These challenges led to the decision to discontinue and wind down our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor and enter into the Merger Agreement described in more detail below.

Recent Developments

On September 10, 2024, we entered into a Separation Agreement with Dan Norton, our President, pursuant to which Mr. Norton and we mutually agreed to terminate his employment with the Company, effective as of September 30, 2024. Mr. Norton did not advise us of any disagreement with the Company on any matter relating to its operations, policies or practices.

On August 12, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Twin Vee and Twin Vee Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Twin Vee (“Twin Vee Merger Sub”), pursuant to which, among other things, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Company will merge with and into Twin Vee Merger Sub, with the Company surviving the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of our common stock (other than any shares held by Twin Vee), will be converted into the right to receive 0.61166627of a share (the “Exchange Ratio”) of Twin Vee common stock, any fractional shares to be rounded down to the nearest whole share of Twin Vee common stock, for an aggregate of 5,355,000 shares of Twin Vee common stock. Each outstanding stock option exercisable for shares of our common stock that is outstanding at the Effective Time, whether vested or unvested, will be assumed by Twin Vee and converted into a stock option to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such stock option for shares of our common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio. Each outstanding warrant to purchase shares of our common stock will be assumed by Twin Vee and converted into a warrant to purchase the number of shares of Twin Vee common stock that the holder would have received if such holder had exercised such warrant for shares of our common stock prior to the Merger and exchanged such shares for Twin Vee common stock in accordance with the Exchange Ratio, subject to adjustment for any reverse stock split. In addition, at the Effective Time the 7,000,000 shares of our common stock held by Twin Vee will be cancelled.

The completion of the Merger by each of Twin Vee and the Company is subject to customary conditions, including (1) (A) adoption of the Merger Agreement by our stockholders (which approval shall include a majority of the shares present in person or by proxy at our annual meeting excluding shares held by us) (the approval of our stockholders was obtained on November 11, 2024) and (B) approval of the Share Issuance by Twin Vee’s shareholders(the approval of the Share Issuance by Twin Vee’s shareholders was obtained on November 11, 2024), (2) authorization for listing on the Nasdaq Capital Market of the shares of Twin Vee’s common stock to be issued in the Merger, subject to official notice of issuance, (3) effectiveness of the registration statement on Form S-4 for Twin Vee’s common stock to be issued in the Merger(the registration statement was declared effective on October 10, 2024), and (4) the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including subject to certain exceptions, the accuracy of the representations and warranties of the other party and performance in all material respects by the other party of its obligations under the Merger Agreement. Twin Vee, in its capacity as our principal stockholder, has agreed to vote the shares of our common stock held by it for the approval and adoption of the Merger only if a majority of our other stockholders present in person or by proxy at the Forza annual meeting vote to approve and adopt the Merger.

The Merger Agreement contains certain termination rights for both Twin Vee and us. In addition, either we or Twin Vee may terminate the Merger Agreement if the Merger is not consummated by December 1, 2024. On November 11, 2024, we held our 2024 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, our stockholders approved the Merger of the Company with Twin Vee Merger Sub pursuant to the terms of the Merger Agreement. We believe that all closing conditions will be met and anticipate consummating the Merger in the near future.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Net sales - related party	$—	$18,559	$(18,559)	(100%)
Cost of sales	$11,922	$11,621	$301	3%
Gross (loss) profit	$(11,922)	$6,938	$(18,860)	(272%)
Operating expenses	$852,451	$1,258,966	$(406,515)	(32%)
Loss from operations	$(864,373)	$(1,252,028)	$387,655	31%
Other (expense) income	$(31,329)	$205,714	$(237,043)	(115%)
Net loss	$(895,702)	$(1,046,314)	$150,612	14%
Net loss per common share: Basic and Diluted	$(0.06)	$(0.07)	$0.01	14%
Weighted average number of shares of common stock outstanding	15,754,774	15,784,000	(29,226)

Net Sales and Cost of Sales

Our net sales decreased by $18,559, or 100% to $0 for the three months ended September 30, 2024 from $18,559 for the three months ended September 30, 2023.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 decreased by $406,515 to $852,451 as compared to $1,258,965 for the three months ended September 30, 2023. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation.

Research and development costs for the three months ended September 30, 2024 were $77,494, as compared to $60,667 for the three months ended September 30, 2023.

Salaries and wages for the three months ended September 30, 2024 were $356,650, as compared to $837,857 for the three months ended September 30, 2023, and were primarily related to reductions in staffing in engineering and design. For the three months ended September 30, 2024, salaries and wages included $174,159 of stock option expense, as compared to $332,107 for the three months ended September 30, 2023.

Our expenses for selling, general, and administrative for the three months ended September 30, 2024, were $212,753, as compared to $217,455 for the three months ended September 30, 2023, a reduction of 2.2%.

Professional fees for the three months ended September 30, 2024 were $140,865, as compared to $92,505 for the three months ended September 30, 2023, primarily due to merger related expenses incurred in the third quarter of 2024.

Depreciation and amortization for the three months ended September 30, 2024 was $64,689, as compared to $50,482 for the three months ended September 30, 2023, the increase being attributable to the addition of equipment and tooling.

Other expense and income

Interest expense was $3,424 and $1,144, respectively for the three months ended September 30, 2024 and 2023.

Because the proceeds from our IPO and secondary offering have been partly invested in money market vehicles, those monies earned dividend income. Dividend and interest income was $94,682 and $151,685, respectively, for the three months ended September 30, 2024 and 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended September 30,
	2024	2023	$	% Change
Net sales - related party	$—	$18,559	$(18,559)	(100%)
Cost of sales	$68,335	$102,358	$(34,023)	(33%)
Gross loss	$(68,335)	$(83,799)	$15,464	18%
Operating expenses	$5,054,781	$4,917,498	$137,283	3%
Loss from operations	$(5,123,116)	$(5,001,297)	$(121,819)	(2%)
Other income	$228,023	$466,197	$(238,174)	(51%)
Net loss	$(4,895,093)	$(4,535,100)	$(359,993)	(8%)
Net loss per common share: Basic and Diluted	$(0.31)	$(0.36)	$0.05	14%

Net Sales and Cost of Sales

Our net sales decreased by $18,559, or 100% to $0 for the nine months ended September 30, 2024 from $18,559 for the nine months ended September 30, 2023.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 increased by $137,283 due primarily to an asset impairment charge during the second quarter of $1,674,000. Excluding the impact of this charge, operating expenses decreased by $1,536,717 to $3,380,781 as compared to $4,917,498 for the nine months ended September 30, 2023. Operating expenses include salaries, selling, general, and administrative, research and development, professional fees, and depreciation.

Research and development costs for the nine months ended September 30, 2024 were $587,599, as compared to $1,024,787 for the nine months ended September 30, 2023. Our research and development expenses declined for the quarter, due to large expenditures in 2023 when we were in the early stages of development of our prototype electric motors and control systems, partially offset by an inventory valuation charge during the first nine months of 2024 of $293,058.

Salaries and wages for the nine months ended September 30, 2024 were $1,479,501, as compared to $2,565,460 for the nine months ended September 30, 2023, and were primarily related to reductions in staffing in engineering and design. For the nine months ended September 30, 2024 salaries and wages included $651,115 of stock option expense, as compared to $1,015,087 for the nine months ended September 30, 2023.

Selling, general, and administrative expenses for the nine months ended September 30, 2024, were $737,269, as compared to $906,432 for the nine months ended September 30, 2023, as the company began winding down its operations in the third quarter of 2024.

Professional fees for the nine months ended September 30, 2024 were $391,971, as compared to $286,411 for the nine months ended September 30, 2023 primarily due to merger related expenses incurred in 2024

Depreciation and amortization for the nine months ended September 30, 2024 was $184,441, as compared to $134,408 for the nine months ended September 30, 2023, the increase being attributable to the addition of equipment and tooling.

Other expense and income

Interest expense was $7,362 and $2,928, respectively, for the nine months ended September 30, 2024 and 2023.

Because the proceeds from our IPO and secondary offering are partly invested in money market vehicles, those monies earn dividend income, interest income, and capital gains. Dividend and interest income was $339,692 and $413,952, respectively, for the nine months ended September 30, 2024 and 2023. Net realized gains were $35,210 and $23,747, respectively, for the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

The following table provide selected financial data as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023	Change	% Change
Cash and cash equivalents	$7,200,427	$9,821,531	$(2,621,104)	(26.7%)
Current assets	$7,554,051	$13,370,219	$(5,816,168)	(43.5%)
Current liabilities	$113,801	$842,594	$(728,793)	(86.5%)
Working capital	$7,440,250	$12,527,625	$(5,087,375)	(40.6%)

As of September 30, 2024, we had cash and cash equivalents, and working capital of $7,200,427 and $7,440,250, respectively, compared to $9,821,531 and $12,527,625, respectively, on December 31, 2023. We have incurred significant costs in pursuit of our construction of our new manufacturing facility which we have been financing. Our management planned to use the proceeds from the IPO and the secondary offering to finance the expenses related to the construction of the facility, which we are no longer pursuing. We believe that our current capital resources will be sufficient to fund our operations while we pursue the Merger and believe that our current capital resources will be sufficient for another 15 months following the date of this Quarterly Report on Form 10-Q. Inasmuch as we are no longer developing our electric vehicles and have winded down operation our cash expenditures are expected to be minimal.

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
Cash used in operating activities	$(2,411,753)	$(3,877,991)	$1,466,238	38%
Cash provided by (used in) investing activities	$96,066	$(10,193,627)	$10,289,693	101%
Cash (used in) provided by financing activities	$(305,417)	$6,743,239	$(7,048,656)	(105%)
Net Change in Cash	$(2,621,104)	$(7,328,379)	$4,707,275	64%

Cash Flow from Operating Activities

During the nine months ended September 30, 2024 and 2023, we generated negative cash flows from operating activities of $2,411,753 and $3,877,991, respectively. During the nine months ended September 30, 2024, our cash used in operating activities was primarily a result of operating losses incurred and a reduction in accrued liabilities, partially offset by a reduction in inventory since December 31, 2023.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024 net cash provided by investing activities was $96,066 resulting from redemptions of marketable securities more than offsetting the purchase of property and equipment and building. This compares to a use of cash from investing activities of $10,193,627 in the nine months ended September 30, 2023 from the purchase of investments in available for sale securities following the company’s issuance of common stock.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $305,417. During the nine months ended September 30, 2023, net cash provided by financing activities was $6,743,239 resulting primarily from the issuance of common stock.

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

Payment received for the future sale of a boat to a customer is recognized as a customer deposit. Customer deposits are recognized as revenue when control over promised goods is transferred to the customer. At September 30, 2024 and December 31, 2023, we had customer deposits of $6,175 and $5,700, respectively, which is recorded as contract liabilities on the Condensed Balance Sheet. These deposits are expected to be returned to customers within a one-year period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates. Included in those estimates are assumptions about useful life of fixed assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at the time of purchase. On September 30, 2024, the Company had cash and cash equivalents of $7,200,427, and on December 31, 2023, the Company had cash and cash equivalents of $9,821,531.

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

Research and Development

Research and development costs are expensed as incurred. For the three months ended September 30, 2024 and 2023, research and development costs were $77,494 and $60,667, respectively. Such costs for the nine months ended September 30, 2024 were $587,599, as compared to $1,024,787 for the nine months ended September 30, 2023.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs for the three months ended September 30, 2024 were $0, as compared to $28,146 for the three months ended September 30, 2023. Such costs for the nine months ended September 30, 2024 were $5,254, as compared to $90,492 for the nine months ended September 30, 2023. Advertising and marketing costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

In accordance with U.S GAAP, we follow the guidance in FASB ASC Topic 740, Accounting for Uncertainty in Income Taxes. At September 30, 2024, we do not believe we have any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer (Principal Executive Officer) and our interim Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024 our interim Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective at the reasonable assurance level, due to the material weaknesses in our internal control over financial reporting, as further described below.

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

Remediation Plan

Management had developed and is executing a remediation plan to address the previously disclosed material weaknesses and had planned to hire additional full-time accounting expertise and the utilize outside advisors where appropriate. However, due to the decisions to wind down our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor and our entry into the Merger Agreement we have not implemented the remediation plan

Changes in Internal Control over Financial Reporting

Other than as discussed above, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The report of our independent registered public accounting firm contains a note stating that the accompanying financial statements have been prepared assuming we will continue as a going concern. During the nine months ended September 30, 2024 and 2023, we incurred a net loss of $4,895,093 and $4,535,100, respectively and used cash in operations of $2,428,683 and $3,877,991, respectively. During the year ended December 31, 2023, we incurred a net loss of $5,933,113 and used cash in operations of $4,150,280. Losses have principally occurred as the result of our research and development efforts coupled with a lack of operating revenue. Until we begin generating revenue, there is doubt about our ability to become a going concern in the future. Inasmuch as we have ceased our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor, which was our only business operations, we do not anticipate generating revenue in the future.

Our failure to meet the continued listing requirements of The Nasdaq Capital Market has resulted in the suspension of trading of our common stock on The Nasdaq Capital Market.

Our shares of common stock have been suspended from trading on The Nasdaq Capital Market. The Company’s common stock currently trades on the OTC Markets system under the trading symbol “FRZA”. This suspension is likely to have a negative effect on the price of our common stock and may impair the ability of our stockholders to sell or purchase our common stock when they wish to do so.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is no longer traded on The Nasdaq Capital Market, shares of our common stock are no longer recognized as covered securities and we will be subject to regulation in each state in which we offer our securities.

If the Merger is not consummated, we may seek other business opportunities and need to raise additional capital, and we may not be able to raise capital on terms acceptable to us or at all.

On July 11, 2024, in an effort to retain cash and reduce expenditures and as a result of current market conditions, our Board of Directors determined to discontinue and wind down our business related to the development and sale of electric boats utilizing our proprietary outboard electric motor. As a result, we currently do not have an operating business. If the Merger is not consummated, we may seek other business opportunities and identifying, acquiring and operating any such new business venture is expected to require significant cash outlays and advance capital expenditures and commitments. If cash on hand and cash generated from our initial public offering and subsequent follow-on offering are not sufficient to meet our future cash requirements, we will need to seek additional capital, potentially through debt or equity financings, to fund our operations. We cannot assure you that we will be able to raise cash on terms acceptable to us or at all. Financing may be on terms that are dilutive or potentially dilutive to our stockholders, and the prices at which new investors would be willing to purchase our securities may be lower than the price per share of our common stock paid by existing holders. The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans based on available funding, if any, which would harm our ability to grow our business.

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

As of September 30, 2024, we do not yet have effective disclosure controls and procedures, or internal controls over all aspects of our financial reporting. We have ceased our remediation plan upon entering into the Merger Agreement. We cannot assure you that our internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

The Exchange Ratio in the Merger Agreement is not adjustable based on the market price of Twin Vee Common Stock so the Merger consideration at the closing may have a greater or lesser value than it had at the time the Merger Agreement was signed.

The parties to the Merger Agreement have set the Exchange Ratio for our common stock and the Exchange Ratio is not adjustable. Any changes in the market price of Twin Vee Common Stock or our common stock will not affect the number of shares holders of our common stock will be entitled to receive upon consummation of the Merger. Therefore, if the market price of Twin Vee Common Stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, Forza stockholders could receive Merger consideration with considerably less value. Similarly, if the market price of Twin Vee Common Stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, our stockholders could receive Merger consideration with considerably more value than their shares of our common stock and the Twin Vee stockholders immediately prior to the Merger will not be compensated for the increased market value of the Twin Vee Common Stock. If the market price of our common stock declines from the market price on the date of the Merger Agreement prior to the consummation of the Merger, our stockholders could receive Merger consideration with considerably more value. Similarly, if the market price of our common stock increases from the market price on the date of the Merger Agreement prior to the consummation of the Merger, our stockholders could receive Merger consideration with considerably less value than their shares of our common stock and our stockholders immediately prior to the Merger will not be compensated for the increased market value of our common stock. The Merger Agreement does not include a price-based termination right and the Exchange Ratio does not adjust as a result of changes in the value of Twin Vee Common Stock.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either Twin Vee or we can refuse to complete the Merger if there is a material adverse change affecting the other party between August 12, 2024, the date of the Merger Agreement, and the closing. However, certain types of changes do not permit either party to refuse to complete the Merger, even if such change could be said to have a material adverse effect on Twin Vee or us, including:

●	general business or economic conditions affecting the industries in which Twin Vee or we operate;

●	acts of war, armed hostilities or terrorism;

●	changes in financial, banking or securities markets;

●	the taking of any action required to be taken by the Merger Agreement;

●	with respect either party, the announcement or pendency of the Merger Agreement or any related transactions; or

●	with respect to either party, any change in their or the other party’s stock price or trading volume stock.

If adverse changes occur and still complete the Merger, the combined company stock price may suffer. This in turn may reduce the value of the Merger to the stockholders of Twin Vee and us.

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

The market price of the combined company’s common stock may decline as a result of the Merger if the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by Twin Vee or us or investors, financial or industry analysts.

The combined company may not experience the anticipated strategic benefits of the Merger.

The respective managements of Twin Vee and us believe that the Merger would provide certain strategic benefits that may not be realized by each of the companies operating as standalones. Specifically, Twin Vee believes the Merger would enable the combined companies to take advantage of approximately $700,000 in annual cost savings. There can be no assurance that these anticipated benefits of the Merger will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

 Twin Vee and Forza stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, Twin Vee and our securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

If the conditions to the Merger are not met, the Merger will not occur.

Even if the Merger is approved by the stockholders of Twin Vee and us, specified conditions must be satisfied or waived in order to complete the Merger, including, among others:

●	the filing and effectiveness of a registration statement under the Securities Act in connection with the issuance of Twin Vee Common Stock in the Merger;

●	the respective representations and warranties of Twin Vee and us, shall be true and correct in all material respects as of the date of the Merger Agreement and the closing;

●	no material adverse effect with respect to Twin Vee or us shall have occurred since the date of the Merger Agreement and the closing of the Merger;

●	performance or compliance in all material respects by Twin Vee and us with their and our respective covenants and obligations in the Merger Agreement;

●	We and Twin Vee shall have obtained any consents and waivers of approvals required in connection with the Merger, including for Twin Vee approval of its stockholders of the issuance of the Twin Vee Common Stock pursuant to the terms of the Merger Agreement and for us approval of our stockholders of the Merger and the Merger Agreement; and

●	no material adverse effect with respect to Twin Vee or us s shall have occurred since the date of the Merger Agreement.

These and other conditions are described in detail in the Merger Agreement. We and Twin Vee cannot assure investors that all of the conditions to the Merger will be satisfied. If the conditions to the Merger are not satisfied or waived, the Merger will not occur or will be delayed, and we and Twin Vee each may lose some or all of the intended benefits of the Merger.

Twin Vee and Forza will incur substantial expenses whether or not the Merger is completed.

Twin Vee and Forza have each incurred and will incur substantial expenses related to the Merger whether or not the Merger is completed. Twin Vee currently expects to incur approximately $400,000 in transactional expenses and wea currently expect to incur approximately $100,000 in transactional expenses.

During the pendency of the Merger, we and Twin Vee may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Merger Agreement, which could adversely affect their respective businesses.

Covenants in the Merger Agreement impede the ability of Twin Vee and us to make acquisitions, subject to certain exceptions relating to fiduciary duties, or complete other transactions that are not in the ordinary course of business pending the closing of the merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Merger Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third-party, subject to certain exceptions. Any such transactions could be favorable to such party’s stockholders.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each of Twin Vee and us from soliciting alternative takeover proposals or cooperating with persons making unsolicited takeover proposals, except in certain circumstances where the Twin Vee Board of Directors or our Board of Directors, as applicable, determines in good faith, after consultation with its financial advisor and outside legal counsel, that an unsolicited alternative takeover proposal constitutes or is reasonably likely to result in a superior takeover proposal and that failure to take such action would be reasonably likely to result in a breach of the fiduciary duties of our Board of Directors.

Should the Merger not qualify as a tax-free reorganization, our stockholders may recognize capital gain or loss with respect to the shares of Twin vee common stock received in the Merger.

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

The planned use of proceeds from our initial public offering as described in our final prospectus, dated August 11, 2022, which was filed with the SEC on August 15, 2022, pursuant to Rule 424(b) under the Securities Act was expected as follows: (i) approximately $8.0 million for the acquisition of property and the development of a manufacturing plant to build, design and manufacture our new line of electric boats; (ii) approximately $2.0 million for ramp up of production and inventory; (iii) approximately $2.6 million for working capital. Since we have effectively wound down our research and development efforts, and further as a result of the planned merger with Twin Vee, we no longer expect to deploy these proceeds towards these efforts.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated August 12, 2024, by and among Twin Vee PowerCats Co., Forza X1, Inc. and Twin Vee Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 12, 2024)
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41469), filed with the Securities and Exchange Commission on August 16, 2022)
3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001- 41469), filed with the Securities and Exchange Commission on August 16, 2022)
10.1	Separation and Mutual Release Agreement, dated as of September 10, 2024, by and between Forza X1, Inc. and Daniel Norton (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001- 41469), filed with the Securities and Exchange Commission on September 13, 2024)
31.1*	Certification by principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORZA X1, INC.

Date: November 14, 2024	By:	/s/ Joseph Visconti
Joseph Visconti
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Michael Dickerson
Michael Dickerson
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)